Form 10KSB
period 1994-03-31
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                    For the Fiscal Year Ended: March 31, 1994

                         Commission File No. 33-40848-A

                       SPECTRUM PHARMACEUTICAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                  Florida                             65-026047
         (State of Incorporation)          (IRS Employer Identification No.)

                                 36 Valley View
                            Irvine, California 92612
                     (address of principal executive office)

         Registrant's Telephone No. including area code: (949) 856-1277

Securities registered pursuant to Section 12(b) of the Act:     NONE

Securities registered pursuant to Section 12(g) of the Act:     NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. (X)

Registrant's revenues for its most recent fiscal year were: None.

As of March 31, 1994 the aggregate market value of the Registrant's common stock, computed by reference to the average bid and asked prices of such stock on that date or the date of the last trades in that month, held by non-affiliates of the Registrant was approximately $402,395.As of March 31, 1994, the Registrant had 4,296,165 shares of its Common Stock ($0.001 par value) issued and outstanding.

Transitional Small Business Disclosure Format  Yes (  )   No (X).

Item 1. Business.

GENERAL
-------

Spectrum Pharmaceutical Corporation (herein the "Company") is primarily engaged in the development of pharmaceutical products incorporating the compound procaine hydrochloride intended for use in the treatment of tinnitus, certain symptoms of Alzheimer's Disease and cocaine addiction. The Company is in the development stage and has had no revenues to date. The Company has received a U.S. Patent covering its products for the foregoing conditions.

The Company believes that it has developed pharmaceutical products, which will result in effective treatment of certain diseases. However, the safety and efficacy of such products have not been established by formal clinical studies and the Company must obtain substantial working capital in order to undertake such studies.

Marketing of the Company's pharmaceutical products is governed by the U.S. Food and Drug Administration (the "FDA") and comparable agencies in foreign countries. To date no applications have been filed by the Company with the FDA or any other agency with respect to any products. Accordingly, it is not anticipated that the Company will receive revenues from the commercial sale of its products in the U.S. for at least three years after receipt of sufficient capital to undertake studies of the safety and efficacy of its proposed products.

The Company's general business strategy is to attempt to enter into licensing or joint development agreements with established pharmaceutical companies which will participate in the clinical evaluation and regulatory approval processes and will market and distribute commercial products for the treatment of Alzheimer's Disease and cocaine addiction. The Company intends to manufacture and market, either itself or through subcontractors, its product for the treatment of tinnitus.

The Company was incorporated on May 29, 1990 as Interamerican Pharmaceutical Corporation under the laws of the State of Florida. The Company changed its name to Spectrum Pharmaceutical Corporation in April 1991. Its principal executive offices are located at 36 Valley View, Irvine, California 92612, and its telephone number at that address is (949) 856-1277.


PROCAINE HYDROCHLORIDE
----------------------

Procaine hydrochloride, the active ingredient of the Company's products, has found wide application as a local anesthetic under the brand name Novocain. So many other uses for the compound have been found that in 1953 it was written, "Seldom if ever in the history of pharmacology and therapeutics has a single chemical or drug been found to possess as many diverse uses as have been discovered for procaine". Weatherby, J.H., Uses of Procaine for Purposes Other than the Production of Local Anesthesia, Virginia Medical Monthly, Vol. 80, page 253 (May 1953).

However, several factors contributed to the current lack of interest in procaine by the major pharmaceutical companies, including (1) the patent protection for injectable (liquid) procaine has lapsed; and (2) its presence in the body is of short duration due to its being highly water soluble and therefore metabolizes quickly in the human body. The Company believes it has overcome both of these problems. It has acquired a proprietary method by which through complex forming, the pharmacological life of procaine is extended many times over the administration of procaine hydrochloride in injectable form. Furthermore, the Company owns U.S. Patent No. 4,956,391, issued in September 1990 entitled "Protected Complex of Procaine for the Treatment of Symptoms of Tinnitus, Alzheimer's Disease and Narcotics Addiction".

The following sets forth information regarding initial product development of the Company:

Tinnitus
--------
Tinnitus is an auditory condition characterized by a continuous or intermittent ringing, buzzing or roaring sensation that the patient hears in one or both ears. It ranges from a small nuisance for most people to a cacophony for others that can dominate life and make it hard to sleep, understand conversations or concentrate on work. According to the April 1989 publication of the U.S. Food and Drug Administration, FDA Consumer, researchers estimate that 36 million Americans have tinnitus and the condition is severe enough in 7.2 million that they have sought medical help, although medical professionals who treat tinnitus say that these figures may be low with some estimates indicating that as many as 5.3% of the population suffers from severe tinnitus. It is estimated that the rest of the industrialized world experiences tinnitus symptoms at similar levels. The cause has not been determined but appears to be related in part to exposure to noise and age-related changes in the body.

In the 1930s, it was observed that intravenous injection of Novocaine gave temporary relief from tinnitus symptoms. However, due to the rapid dissipation of procaine hydrochloride when injected into the body, its use as a therapeutic agent for the treatment of tinnitus was impractical until the development of a complex that allows an extension of the pharmacological effectiveness of procaine hydrochloride.

The Company believes that its complex of procaine hydrochloride will prove safe and effective for the treatment of the symptoms of tinnitus. There is no assurance at this time as to when clinical testing in this area could begin. Until such clinical testing, there can be no assurance that the Company's product is safe and effective.

Anti-Cocaine Formula
--------------------
Cocaine, a powerful central nervous system stimulant, is currently being widely abused. Chronic use can lead to violent antisocial behavior as well as result in weight loss, deterioration of the nervous system and digestive system. A preliminary investigation indicates that procaine hydrochloride can be used to suppress the stimulative effect of cocaine by binding with certain receptor cells in the brain and thereby block the effect of cocaine. The Company has discussed the potential use of its product in additional therapy with a drug treatment coalition. There is no assurance at this time as to when clinical testing in this area could begin. Until such clinical testing, there can be no assurance that the Company's product is safe and effective.

Alzheimer's Disease
-------------------
Alzheimer's Disease is an incurable degenerative disease of the brain in which the core symptom is memory loss. Other associated symptoms include impairment in language, abstract reasoning and visual spatial abilities. Personality changes are common and psychiatric symptoms, including depression, delusions, and hallucinations, may also occur. It is estimated that Alzheimer's Disease affects more than 2 million persons over the age of 65 in the United States.

Procaine hydrochloride has been reported as being effective against the memory loss exhibited by Alzheimer's patients. Accordingly, the Company plans to investigate the efficacy of its product in treating the memory loss associated with Alzheimer's disease. The Company is attempting to interest major pharmaceutical companies in sponsoring investigations in this area and has provided certain information to established pharmaceutical companies under Non-Disclosure Agreements. The Company is attempting to develop its product into a form that can be utilized once a week, in injectable form, by combining it with a liposome vehicle for the treatment of Alzheimer's Disease symptoms. This could be of benefit because Alzheimer's patients are difficult to medicate. However, there can be no assurance that the Company will be successful in developing a once-a-week injectable version of its product. There are presently no arrangements for clinical testing and there is no assurance as to when clinical testing in this area could begin. Until such clinical testing, there can be no assurance that the Company's product is safe and effective.

PLAN OF OPERATIONS
------------------

The Company is pursuing the following general business strategy with regards to the foregoing products. With regards to the Alzheimer's and cocaine addiction products, the Company will attempt to enter into licensing or joint venture arrangements with established pharmaceutical companies to participate in clinical evaluation, regulatory approval and commercial distribution. The Company anticipates that the licensees or joint venturers will undertake to perform all or a portion of the necessary regulatory testing and to obtain the necessary regulatory approval to permit sale of such products. It is anticipated that the licensing or joint venture arrangements will generally provide that the Company will manufacture, either itself or through subcontractors, all or a major portion of the products. The Company is currently engaged in discussions with a number of international pharmaceutical companies. However, to date, no agreements have been reached and there is no assurance that any such negotiations or discussions will result in a licensing or joint venture agreement.

The Company presently intends to directly market its tinnitus product in the United States since the prescribing physicians, generally ear, nose and throat specialists, may be easily identified. In addition, tinnitus sufferers are represented by a major advocacy group, the American Tinnitus Association. While it is anticipated that manufacturing would be done through subcontractors, the Company has not yet made arrangements for manufacture of its tinnitus product.

COMPETITION
-----------

Many companies, including large pharmaceutical, chemical and biotechnology firms with financial resources and research and development staffs and facilities substantially greater than those of the Company are engaged in researching and developing products to be used in the treatment of the disorders for which it is anticipated that the Company's products may be used. The industry is characterized by rapid technological advances and competitors may develop their products more rapidly and/or such products may be more effective than those under development by the Company. In addition, competitors may be able to complete the regulatory approval process sooner, and therefore market their product earlier, than the Company. Further, other companies' products now in use or under development may perform by other means the same functions as the Company's proposed products. These competitive products may have advantages over the Company's products such as greater acceptance by the medical community or fewer side effects.

PATENTS
-------

The Company considers the protection of the discoveries in connection with its products important to its business. In September 1990 the Company was granted U.S. Patent No. 4,954,391 entitled "Protected Complex of Procaine for the Treatment of Symptoms of Narcotics Addiction, Tinnitus and Alzheimer's Disease" which patent has been assigned to the Company.

GOVERNMENTAL REGULATION
-----------------------

The marketing of pharmaceutical products requires the approval of the FDA and comparable agencies in foreign countries. The FDA has established guidelines and safety standards that apply to the preclinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The Process of obtaining FDA approval for a new therapeutic product (drug) may take several years and often involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use include preclinical studies, the filing of an Investigational New Drug ("IND") application, human clinical trials and the approval of a New Drug Application ("NDA")

Preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's efficacy and to identify major safety problems. The results of these studies are submitted to the FDA as part of the IND application before approval can be obtained for the commencement of testing in humans.

The human clinical testing program involves three phases. Phase I studies are conducted on volunteers or, in certain cases of antitumor agents, on patients with terminal disease, to determine the maximum tolerated doses and any side effects of the product. Phase II studies are conducted on a small number of patients having a specific disease to determine the product's efficacy and the most effective doses and schedules of administration. Phase III involves wide-scale studies on patients with the same disease in order to provide comparison with currently available drugs or biologics.

Data from Phase I, II and III trials are submitted in an NDA. The NDA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes, preclinical studies and clinical trials. The FDA must approve the NDA before the drug may be marketed. To date no applications have been filed by the Company with the FDA or any other agency with respect to any products. Accordingly, there can be no assurance that the Company's proposed products will be approved for marketing.

The manufacturing process and operation of the subcontractor's manufacturing facility will be subject to rigorous regulation, including the need to comply with Federal Good Manufacturing Practice Regulations. The Company's business is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, Toxic Substance Control Act and the Resource Conservation and Recovery Act.


Employees
---------

As of March 31, 1994 the Company had one employee, its President.


Item 2. Properties.   None.
        -----------

Item 3.   Legal Proceedings.
          ------------------

The Company and its President are defendants in a case begun by Linda Johnson in August 1992 in the 15th Judicial Circuit Court for Pal m Beach County, Florida, seeking damages for the alleged improperly divesting Johnson of her interest in the Company. Johnson was an original partner with Dr. Howard Wertheim and Dr. Alfred Sapse in a partnership that was a predecessor to the Company. That partnership was terminated in 1990 and this case arises out of a dispute concerning what Johnson was entitled to receive as a result of that termination.


Item 4.   Submission of Matters to a Vote of Security Holders.  None.
          ----------------------------------------------------


PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          -----------------------------------------------------------------
          Matters.
          --------

Set forth below is the range of high and low bid quotations for the Common Stock for the periods indicated, as reported by the National Quotation Bureau, Inc. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and do not necessarily represent actual transactions. The Company's Common Stock is listed on the NASD OTC Bulletin Board under the symbol SPCP.


Quarter Ended            High Bid          Low Bid
-------------            --------          -------
June 30, 1992              $2.62            $0.10
September 30, 1992         $0.50            $0.25
December 31, 1992          $1.00            $0.62
March 31, 1993             $1.25            $0.75
June 30, 1993              $1.00            $0.62
September 30, 1993         $0.75            $0.62
December 31, 1993          $0.75            $0.62
March 31, 1994             $0.62            $0.38

On March 31, 1994 the reported high bid price for the Common Stock was $0.38 and the lowest offer price was $0.62. As of March 31, 1994 there were 289 holders of record of the Company's common stock.

The Company has not paid any dividends and intends to retain all future profits, when earned, for use by the Company in its operations.


Item 6.   Management's Discussion and Analysis of the Financial Condition and
          -------------------------------------------------------------------
          Results of Operation.
          ---------------------

The Company is still in the developmental stage and has not yet begun sale of any product. The Company will require substantial working capital in order to undertake the scientific studies necessary to apply for FDA approval for its products. Substantially all activities of the Company are geared towards raising capital for this purpose and the Company has not yet secured working capital in sufficient amounts to enable it to undertake such studies. Accordingly, there can be no assurance that the Company will be able to successfully complete the transition from a development stage company to an operating company.

Item 7.   Financial Statements and Supplementary Data.
          --------------------------------------------

The required financial statements are included in this document beginning at page F-1.


Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosures.
          ----------------------

The accounting firm of Grant-Schwartz Associates, CPAs, the independent auditors of the Company for the fiscal year ended March 31, 1993, was dismissed effective April 19, 1999. During the fiscal years ended March 31, 1993 and 1992 and the interim period subsequent to March 31, 1993, there have been no disagreements with Grant-Schwartz Associates, CPAs on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events. Grant-Schwartz Associates, CPAs' report on the financial statements for the fiscal year ended March 31, 1993 contained a going concern qualification and was not otherwise qualified or modified as to uncertainty, audit scope or accounting principles.

The Company engaged the accounting firm of S.W. Hatfield, CPA as independent auditors for the Company, effective as of April 19, 1999 for the fiscal years ended March 31, 1994, 1995, 1996, 1997, 1998 and 1999 and subsequent periods.
The engagement of S.W. Hatfield, CPA was approved by the Company's board of directors. During the fiscal years ended March 31, 1994, 1995, 1996, 1997, 1998 and 1999 and the interim period subsequent to March 31, 1993 and prior to April 19, 1999, there were no consultations with S.W. Hatfield, CPA on any matter of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.


PART III

Item 9.   Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

The directors and executive officers of the Company as of March 31, 1994 are as follows:

Howard I. Wertheim, D.M.D.          President, Treasurer and Director
Eugene H. Man                       Secretary and Director

Howard I. Wertheim , D.M.D., (born 1934) has been President and a Director of the Company since May 1990. Until 1995 he devoted his full time to the Company. From 1958 until 1968 he practiced dentistry. In 1968 he entered the business world as an investment developer. He was the general partner of 14 limited partnerships from 1970 to 1978. He served as President of each of the following businesses for the time periods indicated:

Professional Enterprises, Ltd., a real estate investment firm, from June 1970 to December 1982; Hobar Property Management Co. from June 1970 to December 1982; American Sportswear Co., a sportswear manufacturer, from January 1979 to November 1983; Omni Financial Investment Corp., an investment firm, from January 1985 to October 1989; Brickell Associates, a financial firm, from January 1985 to November 1989.

Eugene Man is President of the Center for Health Technologies in Miami, Florida and a Professor of Chemistry at the University of Miami, Florida. He has been Secretary and a Director of the Company since March 1992.


Item 10.  Executive Compensation.
          -----------------------

         There follows a statement regarding the cash compensation paid or accrued during the fiscal year ended March 31, 1994 for the Company's President, Dr. Howard Wertheim, who was the only officer or director receiving any compensation from the Company.


         On June 20, 1992 the Company entered into an employment contract with Dr. Wertheim to serve as its President and Chief Executive Officer for seven years. This contract requires an annual base salary, as specified to use the contract's anniversary dates as follows:


    June 1, 1992 to May 31, 1993                     $ 85,000
    June 1, 1993 to May 31, 1994                     $105,000
    June 1, 1994 to May 31, 1995                     $115,000
    June 1, 1995 to May 31, 1996                     $125,000
    June 1, 1996 to May 31, 1997                     $135,000
    June 1, 1997 to May 31, 1998                     $145,000
    June 1, 1998 to May 31, 1999                     $155,000


Additionally, this contract provides for discretionary bonuses, paid vacation and sick leave time, use of a Company automobile or reimbursement for the use of a personal automobile and various normal insurance coverage for life and health coverages.

Pursuant to his employment ocntract Dr. Wertheim was entitled to receive $100,000 for the fiscal year that ended March 31, 1994.


Item 11.  Security Ownership by Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

The following table set forth, as of March 31, 1994, the beneficial ownership of the Company's common stock by: (i) persons who own of record or are know to own, beneficially, more than 5% of the Company's common stock; (ii) each director or officer of the Company; and (iii) all directors and officers as a group.

Name and Address               Number of Shares       Percentage of  Outstanding
                                                             Common Stock
--------------------------------------------------------------------------------
Dr. Howard I. Wertheim           2,317,634(A)                     53.9%
36 Valley View
Irvine  CA  92612

Dr. Alfred  Sapse                1,168,741                        27.2%
3505 Spencer Street
Las Vegas NV  89109

Eugene Man                           5,000                    Less than 1%
C/o the University of Miami
Miami, Florida


Officers and Directors           2,322,634                        54.1%
As a Group (2 persons)




(A) 1,000,000 shares of the Company's common stock was issued to Dr. Wertheim on July 19, 1993 in exchange for his agreement to cancel the Company's past due obligations under his employment contract dated June 20, 1992.


Item 12.  Certain Relationships and Related Transactions.    None.
          -----------------------------------------------


PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------


(A)Index to financial statements that are filed as part of this report:

Report of Independent Certified Accountants                              F-3

Balance Sheets as of March 31, 1994 and 1993                             F-4

Statements of Operations and Comprehensive Income
  for the years ended March 31, 1994 and 1993 and for the
  period  May 29, 1990  (date of  inception) to March 31 1994            F-5

Statement of Changes in Stockholders' Equity
 for the period from May 29, 1990  (date of inception)
 to March 31, 1994                                                       F-6

Statements of Cash Flows for the years ended
  March 31, 1994 and 1993 and for the period from
  May 29, 1990 (date of  inception) to March 31, 1994                    F-8

Index to Financial Statements                                            F-9


(B) Reports on Form 8-K: None.

(C) Exhibits.

The  following   exhibits  are   incorporated  by  reference  to  the  Company's
Registration  Statement on Form S-18 (File No.  33-40848-A)  effective  July 25,
1991.

Exhibit No.                                 Description
-----------                                 -----------
   2.0                      Articles of Incorporation of the Registrant
   2.1                      Bylaws of the Registrant
   2.5                      Articles of Amendment to Articles of Incorporation


The following exhibits are incorporated by reference to the Company's Form 10-K for the fiscal year ending March 31, 1992:

Exhibit No.                                 Description
-----------                                 -----------
  10.7                      Partnership Agreement dated  May 22, 1990
  10.8                      Employment Agreement with Howard I. Wertheim dated
                            June 20, 1992
  11.0                      U.S. Patent No. 4,956,391


The following exhibits are filed herewith:    None.


SIGNATURE
---------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPECTRUM PHARMACEUTIAL CORPORATION


BY      /S/ Howard I. Wertheim
  -----------------------------------------
            Howard I. Wertheim, President
            and sole Director
           (Principal Executive Officer
            and Principal Financial Officer)


Dated:   May 26, 1999

                                                           SPECTRUM
                                                        PHARMACEUTICAL
                                                          CORPORATION
                                                 (a development stage company)

                                                     Financial Statements
                                                              and
                                                       Auditor's Report

                                                    March 31, 1994 and 1993




























                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                       SPECTRUM PHARMACEUTICAL CORPORATION

                                    CONTENTS



                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants                          3

Financial Statements

   Balance Sheets as of March 31, 1994 and 1993                             4

   Statements of Operations
     for the years ended March 31, 1994 and 1993
       and for the period May 29, 1990 (date of inception)
       to March 31, 1994                                                    5

   Statement of Changes in Stockholders' Equity
     for the period from May 29, 1990 (date of inception)
       to March 31, 1994                                                    6

   Statements of Cash Flows
     for the years ended March 31, 1994 and 1993
       and for the period May 29, 1990 (date of inception)
       to March 31, 1994                                                    8

   Notes to Financial Statements                                            9

S. W. HATFIELD, CPA
certified public accountant

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
Spectrum Pharmaceutical Corporation

We have audited the accompanying balance sheets of Spectrum Pharmaceutical Corporation (a Florida corporation and a development stage company) as of March 31, 1994 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from May 29, 1990 (date of inception) through March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements as of and for the year ended March 31, 1993 were audited by other auditors and they expressed a qualified opinion related to going concern issues, as discussed below and in Note A to the accompanying financial statements, in their report dated June 4, 1993. The other auditors have not performed any auditing procedures since June 4, 1993.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Pharmaceutical Corporation (a development stage company) as of March 31, 1994 and 1993, and the results of its operations and its cash flows for each of the two years then ended and for the period from May 29, 1990 (date of inception) through March 31, 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                         S. W. HATFIELD, CPA
Dallas, Texas
May 14, 1999


                      Use our past to assist your future sm

P. O. Box 820395                             9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                             Dallas, Texas 75243-7212
214-342-9635 (voice)                                        (fax) 214-342-9601
800-244-0639                                                    SWHCPA@aol.com



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS
                             March 31, 1994 and 1993


                                                             March 31,    March 31,
                                                               1994         1993
                                                             ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash                                                      $      --    $     135
   Prepaid expenses                                                 --        5,000
                                                             ---------    ---------
     Total current assets                                           --        5,135
                                                             ---------    ---------

Property and Equipment
   Office furniture and equipment                                3,487        3,487
   Accumulated depreciation                                     (1,160)        (660)
                                                             ---------    ---------
     Net property and equipment                                  2,327        2,827
                                                             ---------    ---------

Other Assets
   Organization costs, net of accumulated
     amortization of $19,631 and $11,235, respectively          22,341       30,737
   Patents                                                      20,000       20,000
                                                             ---------    ---------
     Total other assets                                         42,341       50,737
                                                             ---------    ---------

Total Assets                                                 $  44,668    $  58,699
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                  $ 112,495    $ 101,394
   Due to officer/shareholder                                  110,037      139,894
   Other                                                        20,950       20,950
                                                             ---------    ---------
     Total current liabilities                                 243,482      262,238
                                                             ---------    ---------

Commitments and contingencies

Stockholders' Equity Common stock - $0.001 par value
     25,000,000 shares authorized
     4,296,165 and 3,036,165 shares
     issued and outstanding                                      4,296        3,036
   Additional paid-in capital                                  557,704      354,245
   Deficit accumulated in the development stage               (760,814)    (560,820)
                                                             ---------    ---------
     Total stockholders' equity                               (198,814)    (203,539)
                                                             ---------    ---------

Total Liabilities and Stockholders' Equity                   $  44,668    $  58,699
                                                             =========    =========




The accompanying notes are an integral part of these financial statements.



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                     Years ended March 31, 1994 and 1993 and
       Period from May 29, 1990 (date of inception) through March 31, 1994

                                                                        Period from
                                                                       May 29, 1990
                                                                    (date of inception)
                                          Year ended     Year ended      through
                                           March 31,      March 31,      March 31,
                                             1994           1993           1994
                                         -----------    -----------    -----------

Revenues                                 $        --    $        --    $        --
                                         -----------    -----------    -----------

Expenses
   General and administrative expenses
     Compensation                            100,000         85,000        240,000
     Other operating expenses                 91,098         96,130        500,023
   Depreciation                                  500            500          1,160
   Amortization of organization costs          8,396          8,396         19,631
                                         -----------    -----------    -----------

     Total expenses                          199,994        190,026        760,814
                                         -----------    -----------    -----------

Net Loss                                 $  (199,994)   $  (190,026)   $  (760,814)
                                         ===========    ===========    ===========

Net loss per weighted-average share
   of common stock outstanding           $     (0.05)   $     (0.07)   $     (0.24)
                                         ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding             3,780,302      2,839,332      3,150,898
                                         ===========    ===========    ===========





The accompanying notes are an integral part of these financial statements.
                                                                            F-5



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       Period from May 29, 1990 (date of inception) through March 31, 1994

                                                                               Deficit
                                                                             accumulated
                                                                Additional    during the
                                          Common Stock           paid-in     development
                                          ------------
                                      Shares        Amount       capital        stage         Total
                                    ----------    ----------   ----------    ----------    ----------
Issuance of stock at formation
   on May 29, 1990 at $0.0001 par    5,443,185    $      544   $   24,184    $       --    $   24,728
                                    ----------    ----------   ----------    ----------    ----------

Balances at March 31, 1991           5,443,185           544       24,184            --        24,728

Effect of April 25, 1991 reverse
   stock split and change in par
   value to $0.001 par              (3,559,952)        1,339       (1,339)           --            --

Effect of June 5, 1991 forward
   stock split                         950,000           950         (950)           --            --
                                    ----------    ----------   ----------    ----------    ----------

Balances at March 31, 1991,
   as restated                       2,833,233         2,833       21,895            --        24,728

Common stock issued for services       122,858           123      230,227            --       230,350

Exercise of warrants for
   purchase of common stock             32,832            33      105,483            --       105,516
   less underwriting costs                  --            --      (63,019)           --       (63,019)

Net loss for the year                       --            --           --      (370,794)     (370,794)
                                    ----------    ----------   ----------    ----------    ----------

Balances at March 31, 1992           2,988,923         2,989      294,586      (370,794)      (73,219)

Exercise of warrants for
   purchase of common stock             47,242            47       59,659          --          59,706

Net loss for the year                       --            --           --      (190,026)     (190,026)
                                    ----------    ----------   ----------    ----------    ----------

Balances at March 31, 1993           3,036,165         3,036      354,245      (560,820)     (203,539)

Common stock issued for
   Payment of executive
       compensation                  1,000,000         1,000      162,119            --       163,119
   Payment of services                 260,000           260       41,340            --        41,600

Net loss for the year                       --            --           --      (199,994)     (199,994)
                                    ----------    ----------   ----------    ----------    ----------

Balances at March 31, 1994           4,296,165    $    4,296   $  557,704    $ (760,814)   $ (198,814)
                                    ==========    ==========   ==========    ==========    ==========




The accompanying notes are an integral part of these financial statements.
                                                                            F-6



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                         Years ended March 31, 1994 and 1993 and
       Period from May 29, 1990 (date of inception) through March 31, 1994

                                                                                   Period from
                                                                                  May 29, 1990
                                                                               (date of inception)
                                                   Year ended      Year ended        through
                                                    March 31,       March 31,       March 31,
                                                      1994            1993            1994
                                                    ---------       ---------       ---------
Cash Flows from Operating Activities
   Net loss for the period                          $(199,994)      $(190,026)      $(760,814)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                       500             500           1,160
       Amortization of organization costs               8,396           8,396          19,631
       Services and executive compensation
         paid with common stock                       204,719              --         435,069
       (Increase) Decrease in
         Prepaid expenses                               5,000              --              --
         Organization costs and other                      --          10,099         (41,972)
       Increase (Decrease) in
         Accounts payable and other liabilities        11,101          26,394         133,445
         Due to shareholder/officer                   (29,857)         61,350         110,037
                                                    ---------       ---------       ---------

Net cash used in operating activities                    (135)        (83,287)       (103,444)
                                                    ---------       ---------       ---------

Cash Flows from Investing Activities
   Purchase of office furniture and equipment              --              --          (3,487)
   Cash paid for patent development                        --              --         (20,000)
                                                    ---------       ---------       ---------

Net cash used in investing activities                      --              --         (23,487)
                                                    ---------       ---------       ---------

Cash Flows from Financing Activities
     Sale of common stock                                  --          59,706         189,950
     Change in deferred offering costs                     --          15,000              --
     Cash paid for underwriting costs                      --              --         (63,019)
                                                    ---------       ---------       ---------

Net cash used in financing activities                      --          74,706         126,931
                                                    ---------       ---------       ---------

Increase (Decrease) in Cash                              (135)         (8,581)             --

Cash at beginning of period                               135           8,716              --
                                                    ---------       ---------       ---------

Cash at end of period                               $      --       $     135       $      --
                                                    =========       =========       =========

Supplemental Disclosure of
   Interest and Income Taxes Paid

     Interest paid for the period                   $      --       $      --       $      --
                                                    =========       =========       =========
     Income taxes paid for the period               $      --       $      --       $      --
                                                    =========       =========       =========


The accompanying notes are an integral part of these financial statements.
                                                                            F-7

                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


Note A - Organization and Description of Business

Spectrum Pharmaceutical Corporation (Company) was incorporated on May 29, 1990 as Interamerican Pharmaceutical Corporation under the laws of the State of Florida. The Company changed its name to Spectrum Pharmaceutical Corporation in April 1991. The Company was originally formed to engage in the development and marketing of certain products utilizing the chemical compound procaine hydrochloride for the treatment of tinnitus, certain symptoms of Alzheimer's Disease and cocaine addiction. The Company received a patent covering its products for the specifically named conditions and diseases.

The Company has generated no operating revenues from inception and has incurred cumulative operating losses of approximately $761,000. Accordingly, the Company is considered to be in the development stage. Accordingly, the Company is fully dependent upon management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note B - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Property and equipment
     ----------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

3.   Organization costs
     ------------------

     Costs related to the organization of the Company have been capitalized and are being amortized over a five year period using the straight-line method.

                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note B - Summary of Significant Accounting Policies - Continued

4.   Patents
     -------

     In September 1990, the Company was assigned U. S. Patent No. 4,954,391 entitled "Protected Complex of Procaine for the Treatment of Symptoms from Narcotics Addiction, Tinnitus and Alzheimer's Disease". The patent is stated at cost and will be amortized over the remaining life of the patent starting in the first period in which commercial production of the patented products begins.

5.   Deferred offering costs
     -----------------------

     Deferred public offering costs represent accounting, legal and underwriting costs incurred by the Company pertaining to an anticipated future public offering of the Company's common stock. The costs will be charged against additional paid-in capital (deducted from stock proceeds) upon completion of the public offering, or charged to expense if the offering is not completed. During Fiscal 1993, all capitalized deferred costs were expensed to operations.

6.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and/or warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and/or warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1994 and 1993, the Company has no items which would be considered to be dilutive.


Note C - Due to Shareholder/Officer

The Company's chief executive officer, who is also a significant shareholder, has advanced certain funds to the Company, paid certain expenses of the Company directly and is employed under the terms of an employment contract. The amounts presented in the accompanying financial statements reflect the aggregate sum of all funds advanced and accrued, but unpaid, compensation under the terms of the employment agreement. These amounts are non-interest bearing and are due upon demand.


Note D - Common Stock Transactions

In July 1993, the Company issued 1,000,000 of unregistered, restricted common stock to its chief executive officer and shareholder in payment of approximately $163,000 in advances and accrued, but unpaid, compensation through March 31, 1993.

                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note D - Common Stock Transactions - Continued

At various times during Fiscal 1994, the Company issued an aggregate 260,000 shares of unregistered, restricted common stock to an individual and a law firm as compensation for professional services. These transactions were recorded using an estimated fair value of approximately $0.16 per share, or $41,600 in the aggregate, which approximates the value of the services provided and the equivalent valuation on the shares issued to satisfy the payment of accrued executive compensation and repayment of officer advances as discussed in the preceding paragraph.

During Fiscal 1993, the Company issued approximately 47,242 shares of common stock upon the exercise of outstanding warrants, prior to the call and cancellation of all outstanding warrants on November 20, 1992. These transactions generated approximately $59,700 in cash proceeds to the Company.


Note E - Contingencies

On June 1, 1992, the Company entered into an Employment Contract (Contract) with an individual to serve as the Company's President. The Contract requires a annual base salary, as specified to use the Contract's anniversary dates, as follows:

        June 1, 1992 to May 31, 1993                       $   85,000
        June 1, 1993 to May 31, 1994                          105,000
        June 1, 1994 to May 31, 1995                          115,000
        June 1, 1995 to May 31, 1996                          125,000
        June 1, 1996 to May 31, 1997                          135,000
        June 1, 1997 to May 31, 1998                          145,000
        June 1, 1998 to May 31, 1999                          155,000

Additionally, the Contract provides for discretionary bonuses, paid vacation and sick leave time, use of a Company automobile or reimbursement for the use of a personal automobile and various normal insurance coverage for life and health coverages.

The Company and its President are defendants in a case initiated in August 1992 in Circuit Court for the 15th Judicial Circuit for Palm Beach County, Florida seeking damages related to the termination of a partnership which was the predecessor to the Company. In February 1999, this litigation was authorized to be settled by the Company's Board of Directors through the transference of the patent assigned to the Company to the plaintiff.