Form 10QSB
period 1994-06-30
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
      XX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                  For the quarterly period ended June 30, 1994

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                       Commission File Number: 33-40848-A

                       SPECTRUM PHARMACEUTICAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Florida                                            65-0260247
  (State of incorporation)                              (IRS Employer ID Number)

                         36 Valley View, Irvine CA 92612
                    (Address of principal executive offices)

                                 (949) 856-1277
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       YES      NO X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 30, 1999: 6,911,165

Transitional Small Business Disclosure Format (check one):      YES      NO X

                       SPECTRUM PHARMACEUTICAL CORPORATION

                 Form 10-QSB for the Quarter ended June 30, 1994

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          9


Part II - Other Information

  Item 1   Legal Proceedings                                                 10

  Item 2   Changes in Securities                                             10

  Item 3   Defaults Upon Senior Securities                                   10

  Item 4   Submission of Matters to a Vote of Security Holders               10

  Item 5   Other Information                                                 10

  Item 6   Exhibits and Reports on Form 8-K                                  10


Signatures                                                                   10




Part 1 - Item 1 - Financial Statements

                       SPECTRUM PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                             June 30, 1994 and 1993

                                   (Unaudited)

                                                              1994          1993
                                                             ---------    ---------

                                     ASSETS
Current Assets
   Cash on hand and in bank                                  $    --      $      30
   Prepaid expenses                                               --          5,000
                                                             ---------    ---------
      Total current assets                                        --          5,030
                                                             ---------    ---------

Property and Equipment - At Cost
   Office furniture and equipment                                3,487        3,487
   Less accumulated depreciation                                (1,285)        (785)
                                                             ---------    ---------
      Net property and equipment                                 2,202        2,702
                                                             ---------    ---------

Other Assets
   Organization costs, net of accumulated
      amortization of $21,730 and $13,334, respectively         20,242       28,638
   Patents                                                      20,000       20,000
                                                             ---------    ---------
      Total other assets                                        40,242       48,638
                                                             ---------    ---------

Total Assets                                                 $  42,444    $  56,370
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                  $    --      $ 105,315
   Due to officer/shareholder                                  (86,250)     163,119
   Other                                                          --         20,950
                                                             ---------    ---------
      Total current liabilities                                (86,250)     289,384
                                                             ---------    ---------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value.  25,000,000 shares
      authorized.  6,826,165 and 3,036,165 issued
      and outstanding, respectively                              6,826        3,036
   Additional paid-in capital                                  915,056      354,245
   Deficit accumulated during the development phase           (793,528)    (590,295)
                                                             ---------    ---------
      Total shareholders' equity                               128,694     (233,014)
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $  42,444    $  56,370
                                                             =========    =========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3

                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                    Three months ended June 30, 1994 and 1993

                                   (Unaudited)

                                                       1994            1993
                                                    -----------    -----------

Revenues                                            $      --      $      --
                                                    -----------    -----------

Operating Expenses
   General and administrative expenses                   30,150         27,251
   Depreciation and amortization                          2,224          2,224
                                                    -----------    -----------
      Total operating expenses                           32,374         29,475
                                                    -----------    -----------

Net Loss                                            $   (32,374)   $   (29,475)
                                                    ===========    ===========


Loss per share of common stock outstanding,
   computed on net loss - basic and fully diluted           nil         $(0.01)
                                                            ===           ====

Weighted-average number of shares outstanding         6,811,660      2,839,332
                                                    ===========    ===========









The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 1994 and 1993

                                   (Unaudited)

                                                                            1994        1993
                                                                          ---------    ---------

Cash Flows from Operating Activities
   Net loss                                                               $ (32,374)   $ (29,475)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                        2,224        2,224
         Common stock issued for consulting fees                              3,900         --
         (Increase) decrease in
            Prepaid expenses                                                   --           --
         Increase (decrease) in
            Accounts payable and other accrued liabilities                     --          3,921
            Due to officer/shareholder                                       26,250       23,225
                                                                          ---------    ---------
      Net cash provided by operating activities                                --           (105)
                                                                          ---------    ---------

Cash Flows from Investing Activities                                           --           --
                                                                          ---------    ---------

Cash Flows from Financing Activities                                           --           --
                                                                          ---------    ---------

Increase in Cash and Cash Equivalents                                          --           (105)

Cash and cash equivalents at beginning of period                               --            135
                                                                          ---------    ---------

Cash and cash equivalents at end of period                                $    --      $      30
                                                                          =========    =========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                                        $    --      $    --
                                                                          =========    =========
   Income taxes paid (refunded)                                           $    --      $    --
                                                                          =========    =========


Supplemental Disclosures of Non-Cash Investing and Financing Activities

   Issuance of 2,500,000 shares of common stock in payment of amounts due to officer/shareholder and assumption of
      various liability accounts                                          $ 355,982    $    --
                                                                          =========    =========

   Issuance of 1,000,000 shares of common stock in payment
      of amounts due to officer/shareholder                               $    --      $ 163,119
                                                                          =========    =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                       SPECTRUM PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements


Note 1 - Basis of Presentation

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

The Company has generated no operating revenues from inception. Accordingly, the Company is considered to be in the development stage. Accordingly, the Company is fully dependent upon management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein does not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 1995.

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


Note 2 - Summary of Significant Accounting Policies

a.)   Cash and cash equivalents

      The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                       SPECTRUM PHARMACEUTICAL CORPORATION

Note 3 - Common stock transactions

In April 1994, the Company issued 2,500,000 shares of unregistered, restricted common stock to its President and Chief Executive Officer, who is also a shareholder of the Company, in payment of approximately $233,000 in accrued, but unpaid, compensation and advances and the assumption of responsibility for all trade accounts payable and other liabilities, totaling approximately $133,000.

At various times during Fiscal 1995, the Company issued an aggregate 115,000 shares of unregistered, restricted common stock to an individual and a law firm as compensation for professional services. These transactions were recorded using an estimated fair value of approximately $0.13 per share, or $14,950 in the aggregate, which approximates the value of the services provided and the equivalent valuation on the shares issued to satisfy the payment of accrued executive compensation and repayment of officer advances as discussed in the preceding paragraph.

In July 1994, in conjunction with the issuance of 25,000 shares of unregistered, restricted common stock for services, the Company issued options to an individual to purchase up to an additional 25,000 shares of unregistered, restricted common stock for $0.50 per share.

In July 1993, the Company issued 1,000,000 shares of unregistered, restricted common stock to its chief executive officer and shareholder in payment of approximately $163,000 in advances and accrued, but unpaid, compensation through March 31, 1993.

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


Note 4 - Contingencies

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

                       SPECTRUM PHARMACEUTICAL CORPORATION

Note 4 - Contingencies - Continued

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









                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS


(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


(2)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company is currently seeking a suitable merger or acquisition candidate.


(3)    Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. The Company has completed its detailed review, as a preliminary assessment and the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its computer hardware or software and any such modifications or replacements are, or will be, readily available. The Company has no known direct Y2K exposures and anticipates that any costs associated with the Y2K date change compliance to have a material effect on its financial position or its results of operations. There can be no assurance until January 1, 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will function adequately.





                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

   None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SPECTRUM PHARMACEUTICAL CORPORATION


May 26, 1999                                           /s/ Howard I. Wertheim
                                             -----------------------------------
                                                              Howard I. Wertheim
                                                          President and Director