Form 10QSB
period 1994-09-30
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------   ACT OF 1934


                For the quarterly period ended September 30, 1994

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                       Commission File Number: 33-40808-A

                       SPECTRUM PHARMACEUTICAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Florida                                             65-0260247
(State of incorporation)                              (IRS Employer ID Number)

                         36 Valley View, Irvine CA 96212
                    (Address of principal executive offices)

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

                       SPECTRUM PHARMACEUTICAL CORPORATION

              Form 10-QSB for the Quarter ended September 30, 1994

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




Part 1 - Item 1 - Financial Statements

                       SPECTRUM PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                           September 30, 1994 and 1993

                                   (Unaudited)

                                                              1994          1993
                                                             ---------    ---------

                                     ASSETS
Current Assets
   Cash on hand and in bank                                  $    --      $      30
   Prepaid expenses                                               --          5,000
                                                             ---------    ---------
      Total current assets                                        --          5,030
                                                             ---------    ---------

Property and Equipment - At Cost
   Office furniture and equipment                                3,487        3,487
   Less accumulated depreciation                                (1,410)        (910)
                                                             ---------    ---------
      Net property and equipment                                 2,077        2,577
                                                             ---------    ---------

Other Assets
   Organization costs, net of accumulated
      amortization of $23,829 and $15,433, respectively         18,143       26,539
   Patents                                                      20,000       20,000
                                                             ---------    ---------
      Total other assets                                        38,143       46,539
                                                             ---------    ---------

Total Assets                                                 $  40,220    $  54,146
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                  $    --      $ 108,565
   Due to officer/shareholder                                  (57,500)      40,000
   Other                                                          --         20,950
                                                             ---------    ---------
      Total current liabilities                                (57,500)     169,515
                                                             ---------    ---------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value.  25,000,000 shares
      authorized.  6,881,165 and 4,036,165 issued
      and outstanding, respectively                              6,881        4,036
   Additional paid-in capital                                  922,151      516,364
   Deficit accumulated during the development phase           (831,312)    (635,769)
                                                             ---------    ---------
      Total shareholders' equity                                97,720     (115,369)
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $  40,220    $  54,146
                                                             =========    =========



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
             Six and Three months ended September 30, 1994 and 1993

                                   (Unaudited)


                                       Six months     Six months    Three month    Three months
                                         ended          ended          ended          ended
                                       September 30,  September 30,  September 30,  September 30,
                                           1994           1993           1994           1993
                                       -----------    -----------    -----------    -----------


Revenues                               $      --      $      --      $      --      $      --
                                       -----------    -----------    -----------    -----------

Expenses
   General and administrative               66,050         70,501         35,900         43,250
   Depreciation and amortization             4,448          4,448          2,224          2,224
                                       -----------    -----------    -----------    -----------

      Total expenses                        70,498         74,949         38,124         45,474
                                       -----------    -----------    -----------    -----------

Net Loss                               $   (70,498)   $   (74,949)   $   (38,124)   $   (45,474)
                                       ===========    ===========    ===========    ===========

Loss per weighted-average
   share of common stock outstanding        $(0.01)        $(0.02)        $(0.01)        $(0.01)
                                              ====           ====           ====           ====

Weighted-average number of shares
   of common stock outstanding           6,843,761      3,440,537      6,875,513      3,840,513
                                       ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Six months ended September 30, 1994 and 1993

                                   (Unaudited)

                                                                          Six months        Six months
                                                                            ended              ended
                                                                         September 30,     September 30,
                                                                             1994               1993
                                                                         -------------     -------------

Cash Flows from Operating Activities
   Net Loss                                                               $ (70,498)        $ (74,949)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                        4,448             4,198
         Common stock issued for consulting fees                             11,025              --
         (Increase) decrease in
            Prepaid expenses                                                   --                --
         Increase (decrease) in
            Accounts payable and other accrued liabilities                     --               3,250
            Due to officer/shareholder                                       55,025            67,396
                                                                          ---------         ---------
Net cash provided by (used in) operating activities                            --                (105)
                                                                          ---------         ---------

Cash Flows from Investing Activities                                           --                --
                                                                          ---------         ---------

Cash Flows from Financing Activities                                           --                --
                                                                          ---------         ---------

Increase (Decrease) in Cash and Cash Equivalents                               --                (105)

Cash and cash equivalents at beginning of period                               --                 135
                                                                          ---------         ---------

Cash and cash equivalents at end of period                                $    --           $      30
                                                                          =========         =========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                                        $    --           $    --
                                                                          =========         =========
   Income taxes paid (refunded)                                           $    --           $    --
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