Form 10QSB
period 1994-12-31
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------   ACT OF 1934


                For the quarterly period ended December 31, 1994

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

                       SPECTRUM PHARMACEUTICAL CORPORATION

               Form 10-QSB for the Quarter ended December 31, 1994

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




Part 1 - Item 1 - Financial Statements

                       SPECTRUM PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                           December 31, 1994 and 1993

                                   (Unaudited)

                                                               1994         1993
                                                             ---------    ---------

                                     ASSETS
Current Assets
   Cash on hand and in bank                                  $    --      $       3
   Prepaid expenses                                               --          5,000
                                                             ---------    ---------
      Total current assets                                        --          5,003
                                                             ---------    ---------

Property and Equipment - At Cost
   Office furniture and equipment                                3,487        3,487
   Less accumulated depreciation                                (1,535)      (1,035)
                                                             ---------    ---------
      Net property and equipment                                 1,952        2,452
                                                             ---------    ---------

Other Assets
   Organization costs, net of accumulated
      amortization of $25,928 and $17,532, respectively         16,044       24,440
   Patents                                                      20,000       20,000
                                                             ---------    ---------
      Total other assets                                        36,044       44,440
                                                             ---------    ---------

Total Assets                                                 $  37,996    $  51,895
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                  $    --      $ 112,495
   Due to officer/shareholder                                  (28,750)      83,787
   Other                                                          --         20,950
                                                             ---------    ---------
      Total current liabilities                                (28,750)     217,232
                                                             ---------    ---------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value.  25,000,000 shares
      authorized.  6,911,165 and 4,036,165 issued
      and outstanding, respectively                              6,911        4,036
   Additional paid-in capital                                  926,021      516,364
   Deficit accumulated during the development phase           (866,186)    (685,737)
                                                             ---------    ---------
      Total shareholders' equity                                66,746     (165,337)
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $  37,996    $  51,895
                                                             =========    =========



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
             Nine and Three months ended December 31, 1994 and 1993

                                   (Unaudited)


                                       Nine months    Nine months    Three months   Three months
                                           ended         ended          ended          ended
                                       December 31,   December 31,   December 31,   December 31,
                                           1994          1993           1994          1993
                                       ------------   ------------   -------------  ------------


Revenues                               $      --      $      --      $      --      $      --
                                       -----------    -----------    -----------    -----------

Expenses
   General and administrative               98,700        118,245         35,900         47,744
   Depreciation and amortization             6,672          6,672          2,224          2,224
                                       -----------    -----------    -----------    -----------

      Total expenses                       105,372        124,917         38,124         49,968
                                       -----------    -----------    -----------    -----------

Net Loss                               $  (105,372)   $  (124,917)   $   (38,124)   $   (49,968)
                                       ===========    ===========    ===========    ===========

Loss per weighted-average
   share of common stock outstanding        $(0.02)        $(0.03)        $(0.01)        $(0.01)
                                              ====           ====           ====           ====

Weighted-average number of shares
   of common stock outstanding           6,856,274      3,639,801      6,881,165      4,036,165
                                       ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Nine months ended December 31, 1994 and 1993
                                   (Unaudited)

                                                                         Nine months   Nine months
                                                                            ended         ended
                                                                         December 31,  December 31,
                                                                           1994          1993
                                                                         ------------  ------------

Cash Flows from Operating Activities
   Net Loss                                                               $(105,372)   $(124,917)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                        6,672        6,672
         Common stock issued for consulting fees                             14,950         --
         (Increase) decrease in
            Prepaid expenses                                                   --           --
         Increase (decrease) in
            Accounts payable and other accrued liabilities                     --         11,101
            Due to officer/shareholder                                       83,750      107,012
                                                                          ---------    ---------
Net cash provided by (used in) operating activities                            --           (132)
                                                                          ---------    ---------


Cash Flows from Investing Activities                                           --           --
                                                                          ---------    ---------


Cash Flows from Financing Activities                                           --           --
                                                                          ---------    ---------


Increase (Decrease) in Cash and Cash Equivalents                               --           (132)

Cash and cash equivalents at beginning of period                               --            135
                                                                          ---------    ---------

Cash and cash equivalents at end of period                                $    --      $       3
                                                                          =========    =========

Supplemental Disclosures of Interest and Income Taxes Paid

      Interest paid during the period                                     $    --      $    --
                                                                          =========    =========
      Income taxes paid (refunded)                                        $    --      $    --
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