Form 10KSB
period 1995-03-31
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                    For the Fiscal Year Ended: March 31, 1995

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

          Registrant's Telephone No. including area code: (949)856-1277

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

As of March 31, 1995 the aggregate market value of the Registrant's common stock, computed by reference to the average bid and asked prices of such stock on that date or the date of the last trades in that month, held by non-affiliates of the Registrant was approximately $101,979. As of March 31, 1995, the Registrant had 6,911,165 shares of its Common Stock ($0.001 par value) issued and outstanding.
Transitional Small Business Disclosure Format Yes ( ) No (X).

Item 1.   Business.
          ---------


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

The marketing of the Company's pharmaceutical products are governed by the U.S. Food and Drug Administration (the "FDA") and comparable agencies in foreign countries. To date no applications have been filed by the Company with the FDA or any other agency with respect to any products. Accordingly, it is not anticipated that the Company will receive revenues from the commercial sale of its products in the U.S. for at least three years after receipt of sufficient capital to undertake studies of the safety and efficacy of its proposed products.

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

The Company was incorporated on May 29, 1990 as Interamerican Pharmaceutical Corporation under the laws of the State of Florida. The Company changed its name to Spectrum Pharmaceutical Corporation in April 1991. Its principal executive offices are located at 36 Valley View, Irvine, California 92612 and its telephone number is (949) 856-1277.

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


Employees
---------
As of March 31, 1995 the Company had one employee, its President.


Item 2.   Properties.        None.
          -----------


Item 3.   Legal Proceedings.
          ------------------

The Company and its President are defendants in a case begun by Linda Johnson in August 1992 in the 15th Judicial Circuit Court for Palm Beach County, Florida, seeking damages for the alleged improperly divesting Johnson of her interest in the Company. Johnson was an original partner with Dr. Howard Wertheim and Dr. Alfred Sapse in a partnership that was a predecessor to the Company. That partnership was terminated in 1990 and this case arises out of a dispute concerning what Johnson was entitled to receive as a result of that termination.

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


Quarter Ended             High Bid              Low Bid
-------------             --------              -------
June 30, 1993              $1.00                 $0.62
September 30, 1993         $0.75                 $0.62
December 31, 1993          $0.75                 $0.62
March 31, 1994             $0.62                 $0.38
June 30,1994               $0.38                 $0.01
September 30, 1994         $0.25                 $0.01
December 31, 1994          $0.10                 $0.01
March 31, 1995             $0.01                 $0.01

On March 31, 1995 the reported high bid price for the Common Stock was $0.01 and the lowest offer price was $0.01. As of March 31, 1995 there were 301 holders of record of the Company's common stock.

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

Item 7.   Financial Statements and Supplementary Data.
          --------------------------------------------

The required financial statements are included in this document beginning at page F-1,


Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosures.       None.
          ----------------------



PART III


Item 9.   Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

The director and executive officer of the Company as of March 31, 1995 is Howard
I. Wertheim, D.M.D. who serves as President, Secretary , Treasurer and sole Director.


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

Item 10.  Executive Compensation.
          -----------------------

         There follows a statement regarding the cash compensation paid or accrued during the fiscal year ended March 31, 1995 for the Company's President, Dr. Howard Wertheim, who was the only officer or director receiving any compensation from the Company.

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

Pursuant to his employment contract Dr. Wertheim was entitled to receive $112,500 for the fiscal year that ended March 31, 1995.

Item 11.  Security Ownership by Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

The following table set forth, as of March 31, 1995, the beneficial ownership of the Company's common stock by: (i) persons who own of record or are know to own, beneficially, more than 5% of the Company's common stock; (ii) each director or officer of the Company; and (iii) all directors and officers as a group.


Name and Address                Number of Shares      Percentage of  Outstanding
                                                      Common Stock
--------------------------------------------------------------------------------
Dr. Howard I. Wertheim             4,722,634(A)                 68.3%
36 Valley View
Irvine  CA  92612

Dr. Alfred  Sapse                  1,168,741                    16.9%
3505 Spencer Street
Las Vegas NV  89109

Officers and Directors             4,722,634                    68.3%
As a Group (one person)


(A) 2,500,000 shares of the Company's common stock was issued to Dr. Wertheim on April 1, 1994 in exchange for his agreement to cancel the Company's past due obligations under his employment contract dated June 20, 1992.


Item 12.  Certain Relationships and Related Transactions.  None.
          -----------------------------------------------


PART IV


Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------

(A) Index to financial statements that are filed as part of this report:

Report of Independent Certified Accountants                                 F-3

Balance Sheets as of March 31, 1995 and 1994                                F-4

Statements of Operations and Comprehensive Income
 for the years ended March 31, 1995 and 1994 and for the
 period  May 29, 1990  (date of  inception) to March 31 1995                F-5

Statement of Changes in Stockholders' Equity
 for the period from May 29, 1990  (date of inception)
 to March 31, 1995                                                          F-6

Statements of Cash Flows for the years ended
  March 31, 1995 and 1994 and for the period from
  May 29, 1990 (date of  inception) to March 31, 1995                       F-8

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


Dated:   May 26, 1999.

                                                           SPECTRUM
                                                        PHARMACEUTICAL
                                                          CORPORATION
                                                 (a development stage company)

                                                     Financial Statements
                                                              and
                                                       Auditor's Report

                                                    March 31, 1995 and 1994





























                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                       SPECTRUM PHARMACEUTICAL CORPORATION

                                    CONTENTS



                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants                         3

Financial Statements

   Balance Sheets as of March 31, 1995 and 1994                            4

   Statements of Operations
     for the years ended March 31, 1995 and 1994
       and for the period May 29, 1990 (date of inception)
       to March 31, 1995                                                   5

   Statement of Changes in Stockholders' Equity
     for the period from May 29, 1990 (date of inception)
       to March 31, 1995                                                   6

   Statements of Cash Flows
     for the years ended March 31, 1995 and 1994
       and for the period May 29, 1990 (date of inception)
       to March 31, 1995                                                   8

   Notes to Financial Statements                                           9

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
Spectrum Pharmaceutical Corporation

We have audited the accompanying balance sheets of Spectrum Pharmaceutical Corporation (a Florida corporation and a development stage company) as of March 31, 1995 and 1994 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from May 29, 1990 (date of inception) through March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Pharmaceutical Corporation (a development stage company) as of March 31, 1995 and 1994, and the results of its operations and its cash flows for each of the two years then ended and for the period from May 29, 1990 (date of inception) through March 31, 1995, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                      (fax) 214-342-9601
800-244-0639                                                  SWHCPA@aol.com



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS
                             March 31, 1995 and 1994


                                                             March 31,    March 31,
                                                               1995         1994
                                                             ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash                                                      $      --    $      --
                                                             ---------    ---------
     Total current assets                                           --           --
                                                             ---------    ---------

Property and Equipment
   Office furniture and equipment                                   --        3,487
   Accumulated depreciation                                         --       (1,160)
                                                             ---------    ---------
     Net property and equipment                                     --        2,327
                                                             ---------    ---------

Other Assets
   Organization costs, net of accumulated
     amortization of $28,027 and $19,631, respectively          13,945       22,341
   Patent                                                       20,000       20,000
                                                             ---------    ---------
     Total other assets                                         33,945       42,341
                                                             ---------    ---------

Total Assets                                                 $  33,945    $  44,668
                                                             =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                  $      --    $ 112,495
   Due to officer/shareholder                                       --      110,037
   Other                                                            --       20,950
                                                             ---------    ---------
     Total current liabilities                                      --      243,482
                                                             ---------    ---------

Commitments and contingencies

Stockholders' Equity Common stock - $0.001 par value
     25,000,000 shares authorized
     6,911,165 and 4,296,165 shares
     issued and outstanding                                      6,911        4,296
   Additional paid-in capital                                  926,021      557,704
   Deficit accumulated in the development stage               (898,987)    (760,814)
                                                             ---------    ---------
     Total stockholders' equity                                 33,945     (198,814)
                                                             ---------    ---------

Total Liabilities and Stockholders' Equity                   $  33,945    $  44,668
                                                             =========    =========



The accompanying notes are an integral part of these financial statements.
                                                                            F-4



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                     Years ended March 31, 1995 and 1994 and
       Period from May 29, 1990 (date of inception) through March 31, 1995

                                                                        Period from
                                                                       May 29, 1990
                                                                    (date of inception)
                                          Year ended    Year ended        through
                                           March 31,     March 31,       March 31,
                                             1995          1994            1995
                                         -----------    -----------    -----------

Revenues                                 $        --    $        --    $        --
                                         -----------    -----------    -----------

Expenses
   General and administrative expenses
     Compensation                            112,500        100,000        352,500
     Other operating expenses                 14,950         91,098        514,973
   Depreciation                                  500            500          1,660
   Amortization of organization costs          8,396          8,396         28,027
   Loss on abandonment of
     office furniture and equipment            1,827             --          1,827
                                         -----------    -----------    -----------

     Total expenses                          138,173        199,994        898,987
                                         -----------    -----------    -----------

Net Loss                                 $  (138,173)   $  (199,994)   $  (898,987)
                                         ===========    ===========    ===========

Net loss per weighted-average share
   of common stock outstanding           $     (0.02)   $     (0.05)   $     (0.23)
                                         ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding             6,876,220      3,780,302      3,919,983
                                         ===========    ===========    ===========









The accompanying notes are an integral part of these financial statements.
                                                                            F-5



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       Period from May 29, 1990 (date of inception) through March 31, 1995

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



                                  - Continued -


The accompanying notes are an integral part of these financial statements.
                                                                            F-6



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
       Period from May 29, 1990 (date of inception) through March 31, 1995

                                                                        Deficit
                                                                      accumulated
                                                           Additional  during the
                                        Common Stock        paid-in   development
                                        ------------
                                     Shares      Amount     capital      stage        Total
                                   ---------   ---------   ---------   ---------    ---------

Balances at March 31, 1994         4,296,165   $   4,296   $ 557,704   $(760,814)   $(198,814)

Common stock issued for
   Payment of executive
       compensation and
       assumption of liabilities   2,500,000       2,500     353,482        --        355,982
   Payment of services               115,000         115      14,835        --         14,950

Net loss for the year                     --          --          --    (138,173)    (138,173)
                                   ---------   ---------   ---------   ---------    ---------

Balances at March 31, 1995         6,911,165   $   6,911   $ 926,021   $(898,987)   $  33,945
                                   =========   =========   =========   =========    =========






The accompanying notes are an integral part of these financial statements.
                                                                            F-7



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                     Years ended March 31, 1995 and 1994 and
       Period from May 29, 1990 (date of inception) through March 31, 1995

                                                                                   Period from
                                                                                  May 29, 1990
                                                                               (date of inception)
                                                   Year ended      Year ended        through
                                                    March 31,       March 31,       March 31,
                                                      1995            1994            1995
                                                    ---------       ---------       ---------
Cash Flows from Operating Activities
   Net loss for the period                          $(138,173)      $(199,994)      $(898,987)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                       500             500           1,660
       Amortization of organization costs               8,396           8,396          28,027
       Loss on abandonment of office
         furniture and equipment                        1,827              --           1,827
       Services and executive compensation
         paid with common stock                       370,932         204,719         806,001
       (Increase) Decrease in
         Prepaid expenses                                  --           5,000            --
         Organization costs and other                      --              --         (41,972)
       Increase (Decrease) in
         Accounts payable and other liabilities      (133,445)         11,101              --
         Due to shareholder/officer                  (110,037)        (29,857)             --
                                                    ---------       ---------       ---------
Net cash used in operating activities                      --            (135)       (103,444)
                                                    ---------       ---------       ---------

Cash Flows from Investing Activities
   Purchase of office furniture and equipment              --              --          (3,487)
   Cash paid for patent development                        --              --         (20,000)
                                                    ---------       ---------       ---------
Net cash used in investing activities                      --              --         (23,487)
                                                    ---------       ---------       ---------

Cash Flows from Financing Activities
     Sale of common stock                                  --              --         189,950
     Cash paid for underwriting costs                      --              --         (63,019)
                                                    ---------       ---------       ---------
Net cash used in financing activities                      --              --         126,931
                                                    ---------       ---------       ---------

Increase (Decrease) in Cash                                --            (135)             --

Cash at beginning of period                                --             135              --
                                                    ---------       ---------       ---------

Cash at end of period                               $      --       $      --       $      --
                                                    =========       =========       =========

Supplemental Disclosure of
   Interest and Income Taxes Paid

     Interest paid for the period                   $      --       $      --       $      --
                                                    =========       =========       =========
     Income taxes paid for the period               $      --       $      --       $      --
                                                    =========       =========       =========


The accompanying notes are an integral part of these financial statements.
                                                                            F-8

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

The Company has generated no operating revenues from inception and has incurred cumulative operating losses of approximately $899,000. Accordingly, the Company is considered to be in the development stage. Accordingly, the Company is fully dependent upon management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

5.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and/or warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and/or warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1995 and 1994, the Company's outstanding options are deemed to be anti-dilutive due to the Company's net operating loss position.


Note C - Due to Shareholder/Officer

The Company's chief executive officer, who is also a significant shareholder, has advanced certain funds to the Company, paid certain expenses of the Company directly and is employed under the terms of an employment contract. The amounts presented in the accompanying financial statements reflect the aggregate sum of all funds advanced and accrued, but unpaid, compensation under the terms of the employment agreement. These amounts are non-interest bearing and are due upon demand. All amounts outstanding as of March 31, 1994 and the Fiscal 1995 amounts due under the compensation agreement were settled with the issuance of approximately 2,500,000 shares of unrestricted, unregistered common stock during Fiscal 1995.


Note D - Common Stock Transactions

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