Form 10QSB
period 1995-06-30
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------      EXCHANGE ACT OF 1934



                        For the quarterly period ended June 30, 1995

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                        For the transition period from ___________ to __________

--------------------------------------------------------------------------------


                       Commission File Number: 33-40848-A
                                               ----------

                       SPECTRUM PHARMACEUTICAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Florida                                            65-0260247
  ------------------------                             ------------------------
  (State of incorporation)                             (IRS Employer ID Number)

                         36 Valley View, Irvine CA 92612
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (949) 856-1277
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES     NO  X
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 30, 1999: 6,911,165

Transitional Small Business Disclosure Format (check one):YES     NO  X
                                                              ---    ---

                       SPECTRUM PHARMACEUTICAL CORPORATION

                 Form 10-QSB for the Quarter ended June 30, 1995

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation         8


Part II - Other Information

  Item 1   Legal Proceedings                                                 9

  Item 2   Changes in Securities                                             9

  Item 3   Defaults Upon Senior Securities                                   9

  Item 4   Submission of Matters to a Vote of Security Holders               9

  Item 5   Other Information                                                 9

  Item 6   Exhibits and Reports on Form 8-K                                  9


Signatures                                                                   9



Part 1 - Item 1 - Financial Statements

                       SPECTRUM PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                             June 30, 1995 and 1994

                                   (Unaudited)
                                   -----------

                                                               1995         1994
                                                             ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $    --      $    --
   Prepaid expenses                                               --           --
                                                             ---------    ---------
      Total current assets                                        --           --
                                                             ---------    ---------

Property and Equipment - At Cost
   Office furniture and equipment                                 --          3,487
   Less accumulated depreciation                                  --         (1,285)
                                                             ---------    ---------
      Net property and equipment                                  --          2,202
                                                             ---------    ---------

Other Assets
   Organization costs, net of accumulated
      amortization of $30,126 and $21,730, respectively         11,846       20,242
   Patents                                                      20,000       20,000
                                                             ---------    ---------
      Total other assets                                        31,846       40,242
                                                             ---------    ---------

Total Assets                                                 $  31,846    $  42,444
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                  $    --      $    --
   Due to officer/shareholder                                   28,750      (86,250)
                                                             ---------    ---------
      Total current liabilities                                 28,750      (86,250)
                                                             ---------    ---------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value.  25,000,000 shares
      authorized.  6,911,165 and 6,826,165 issued
      and outstanding, respectively                              6,911        6,826
   Additional paid-in capital                                  926,021      915,056
   Deficit accumulated during the development phase           (929,836)    (793,528)
                                                             ---------    ---------
      Total shareholders' equity                                 3,096      128,694
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $  31,846    $  42,444
                                                             =========    =========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3

                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                    Three months ended June 30, 1995 and 1994

                                   (Unaudited)
                                   -----------

                                                        1995           1994
                                                    -----------    -----------

Revenues                                            $        --    $        --
                                                    -----------    -----------

Operating Expenses
   General and administrative expenses                   28,750         30,150
   Depreciation and amortization                          2,099          2,224
                                                    -----------    -----------
      Total operating expenses                           30,849         32,374
                                                    -----------    -----------

Net Loss                                            $   (30,849)   $   (32,374)
                                                    ===========    ===========

Loss per share of common stock outstanding,
   computed on net loss - basic and fully diluted           nil            nil
                                                    ===========    ===========

Weighted-average number of shares outstanding         6,911,165      6,811,660
                                                    ===========    ===========







The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 1995 and 1994

                                   (Unaudited)
                                   -----------

                                                                               1995        1994
                                                                             ---------   ---------
Cash Flows from Operating Activities
   Net loss                                                                  $ (30,849)  $ (32,374)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                           2,099       2,224
         Common stock issued for consulting fees                                    --       3,900
         (Increase) decrease in
            Prepaid expenses                                                        --          --
         Increase (decrease) in
            Accounts payable and other accrued liabilities                          --          --
            Due to officer/shareholder                                          28,750      26,250
                                                                             ---------   ---------
      Net cash provided by operating activities                                     --          --
                                                                             ---------   ---------

Cash Flows from Investing Activities                                                --          --
                                                                             ---------   ---------

Cash Flows from Financing Activities                                                --          --
                                                                             ---------   ---------

Increase in Cash and Cash Equivalents                                               --          --

Cash and cash equivalents at beginning of period                                    --          --
                                                                             ---------   ---------

Cash and cash equivalents at end of period                                   $      --   $      --
                                                                             =========   =========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                                           $      --   $      --
                                                                             =========   =========
   Income taxes paid (refunded)                                              $      --   $      --
                                                                             =========   =========


Supplemental Disclosures of Non-Cash Investing and Financing Activities

   Issuance of 2,500,000 shares of common stock in payment of amounts due to officer/shareholder and assumption of
      various liability accounts                                             $      --   $ 355,982
                                                                             =========   =========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               5

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 1996.

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

a.)   Cash and cash equivalents
      -------------------------

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

                                             SPECTRUM PHARMACEUTICAL CORPORATION


May 26, 1999                                        /s/ Howard I. Wertheim
                                                 -------------------------------
                                                        Howard I. Wertheim
                                                        President and Director