Form 10QSB
period 1995-09-30
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 1995

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                       For the transition period from ___________ to __________

--------------------------------------------------------------------------------


                       Commission File Number: 33-40808-A
                                               ----------

                       SPECTRUM PHARMACEUTICAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Florida                                            65-0260247
 --------------------------                          --------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                         36 Valley View, Irvine CA 96212
                         -------------------------------
                    (Address of principal executive offices)

                                 (949) 856-1277
                                 ---------------
                           (Issuer's telephone number)


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

Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                               ---    ---

                       SPECTRUM PHARMACEUTICAL CORPORATION

              Form 10-QSB for the Quarter ended September 30, 1995

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



Part 1 - Item 1 - Financial Statements

                       SPECTRUM PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                           September 30, 1995 and 1994

                                   (Unaudited)
                                   -----------

                                                               1995         1994
                                                             ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $      --    $      --
   Prepaid expenses                                                 --           --
                                                             ---------    ---------
      Total current assets                                          --           --
                                                             ---------    ---------

Property and Equipment - At Cost
   Office furniture and equipment                                   --        3,487
   Less accumulated depreciation                                    --       (1,410)
                                                             ---------    ---------
      Net property and equipment                                    --        2,077
                                                             ---------    ---------

Other Assets
   Organization costs, net of accumulated
      amortization of $32,225 and $23,829, respectively          9,747       18,143
   Patents                                                      20,000       20,000
                                                             ---------    ---------
      Total other assets                                        29,747       38,143
                                                             ---------    ---------

Total Assets                                                 $  29,747    $  40,220
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                  $      --    $      --
   Due to officer/shareholder                                   60,000      (57,500)
                                                             ---------    ---------
      Total current liabilities                                 60,000      (57,500)
                                                             ---------    ---------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value.  25,000,000 shares
      authorized.  6,911,165 and 6,881,165 issued
      and outstanding, respectively                              6,911        6,881
   Additional paid-in capital                                  926,021      922,151
   Deficit accumulated during the development phase           (963,185)    (831,312)
                                                             ---------    ---------
      Total shareholders' equity                               (30,253)      97,720
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $  29,747    $  40,220
                                                             =========    =========


The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               3



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
             Six and Three months ended September 30, 1995 and 1994

                                   (Unaudited)
                                   -----------


                                       Six months     Six months    Three months    Three months
                                          ended          ended          ended          ended
                                       September 30,  September 30,  September 30,  September 30,
                                           1995           1994           1995           1994
                                       -----------    -----------    -----------    -----------

Revenues                               $        --    $        --    $        --    $        --
                                       -----------    -----------    -----------    -----------

Expenses
   General and administrative               60,000         66,050         31,250         35,900
   Depreciation and amortization             4,198          4,448          2,099          2,224
                                       -----------    -----------    -----------    -----------

      Total expenses                        64,198         70,498         33,349         38,124
                                       -----------    -----------    -----------    -----------

Net Loss                               $   (64,198)   $   (70,498)   $   (33,349)   $   (38,124)
                                       ===========    ===========    ===========    ===========

Loss per weighted-average
   share of common stock outstanding   $     (0.01)   $     (0.01)   $     (0.01)   $     (0.01)
                                       ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding           6,911,165      6,843,761      6,911,165      6,875,513
                                       ===========    ===========    ===========    ===========





The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Six months ended September 30, 1995 and 1994

                                   (Unaudited)
                                   -----------

                                                                            Six months     Six months
                                                                               ended          ended
                                                                           September 30,  September 30,
                                                                               1995           1994
                                                                           -------------  -------------
Cash Flows from Operating Activities
   Net Loss                                                                $   (64,198)   $   (70,498)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                           4,198          4,448
         Common stock issued for consulting fees                                    --         11,025
         (Increase) decrease in
            Prepaid expenses                                                        --             --
         Increase (decrease) in
            Accounts payable and other accrued liabilities                          --             --
            Due to officer/shareholder                                          60,000         55,025
                                                                           -------------  -------------
Net cash provided by (used in) operating activities                                 --             --
                                                                           -------------  -------------

Cash Flows from Investing Activities                                                --             --
                                                                           -------------  -------------

Cash Flows from Financing Activities                                                --             --
                                                                           -------------  -------------

Increase (Decrease) in Cash and Cash Equivalents                                    --             --

Cash and cash equivalents at beginning of period                                    --             --
                                                                           -------------  -------------

Cash and cash equivalents at end of period                                 $        --    $        --
                                                                           =============  =============

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                                         $        --    $        --
                                                                           =============  =============
   Income taxes paid (refunded)                                            $        --    $        --
                                                                           =============  =============

Supplemental Disclosures of Non-Cash Investing and Financing Activities

   Issuance of 2,500,000 shares of common stock in payment of amounts due to officer/shareholder and assumption of
      various liability accounts                                           $        --    $   355,982
                                                                           =============  =============





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