Form 10QSB
period 1995-12-31
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended December 31, 1995

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                      For the transition period from ___________ to ___________

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

                         36 Valley View, Irvine CA 96212
                    ----------------------------------------
                    (Address of principal executive offices)

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

                       SPECTRUM PHARMACEUTICAL CORPORATION

               Form 10-QSB for the Quarter ended December 31, 1995

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



Part 1 - Item 1 - Financial Statements

                       SPECTRUM PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                           December 31, 1995 and 1994

                                   (Unaudited)
                                   -----------

                                                                       1995         1994
                                                                     ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                          $      --    $      --
   Prepaid expenses                                                         --           --
                                                                     ---------    ---------
      Total current assets                                                  --           --
                                                                     ---------    ---------

Property and Equipment - At Cost
   Office furniture and equipment                                           --        3,487
   Less accumulated depreciation                                            --       (1,535)
                                                                     ---------    ---------
      Net property and equipment                                            --        1,952
                                                                     ---------    ---------

Other Assets
   Organization costs, net of accumulated
      amortization of $34,324 and $25,928, respectively                  7,648       16,044
   Patents                                                              20,000       20,000
                                                                     ---------    ---------
      Total other assets                                                27,648       36,044
                                                                     ---------    ---------

Total Assets                                                         $  27,648    $  37,996
                                                                     =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                          $      --    $      --
   Due to officer/shareholder                                           91,250      (28,750)
                                                                     ---------    ---------
      Total current liabilities                                         91,250      (28,750)
                                                                     ---------    ---------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value.  25,000,000 shares
      authorized.  6,911,165 issued and outstanding, respectively        6,911        6,911
   Additional paid-in capital                                          926,021      926,021
   Deficit accumulated during the development phase                   (996,534)    (866,186)
                                                                     ---------    ---------
      Total shareholders' equity                                       (63,602)      66,746
                                                                     ---------    ---------

Total Liabilities and Shareholders' Equity                           $  27,648    $  37,996
                                                                     =========    =========





The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               3



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
             Nine and Three months ended September 30, 1995 and 1994

                                   (Unaudited)
                                   -----------


                                       Nine months    Nine months    Three months   Three months
                                          ended          ended          ended          ended
                                       December 31,   December 31,   December 31,   December 31,
                                           1995           1994           1995           1994
                                       -----------    -----------    -----------    -----------

Revenues                               $        --    $        --    $        --    $        --
                                       -----------    -----------    -----------    -----------

Expenses
   General and administrative               91,250         98,700         31,250         35,900
   Depreciation and amortization             6,297          6,672          2,099          2,224
                                       -----------    -----------    -----------    -----------

      Total expenses                        97,547        105,372         33,349         38,124
                                       -----------    -----------    -----------    -----------

Net Loss                               $   (97,547)   $  (105,372)   $   (33,349)   $   (38,124)
                                       ===========    ===========    ===========    ===========

Loss per weighted-average
   share of common stock outstanding   $     (0.01)   $     (0.02)   $     (0.01)   $     (0.01)
                                       ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding           6,911,165      6,856,274      6,911,165      6,881,165
                                       ===========    ===========    ===========    ===========









The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Nine months ended December 31, 1995 and 1994
                                   (Unaudited)

                                                                           Nine months       Nine months
                                                                              ended             ended
                                                                           December 31,      December 31,
                                                                               1995              1994
                                                                          ------------      ------------
Cash Flows from Operating Activities
   Net Loss                                                               $    (97,547)     $   (105,372)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                           6,297             6,672
         Common stock issued for consulting fees                                    --            14,950
         (Increase) decrease in
            Prepaid expenses                                                        --                --
         Increase (decrease) in
            Accounts payable and other accrued liabilities                          --                --
            Due to officer/shareholder                                          91,250            83,750
                                                                          ------------      ------------
Net cash provided by (used in) operating activities                                 --                --
                                                                          ------------      ------------


Cash Flows from Investing Activities                                                --                --
                                                                          ------------      ------------


Cash Flows from Financing Activities                                                --                --
                                                                          ------------      ------------


Increase (Decrease) in Cash and Cash Equivalents                                    --                --

Cash and cash equivalents at beginning of period                                    --                --
                                                                          ------------      ------------

Cash and cash equivalents at end of period                                $         --      $
                                                                          ============      ============

Supplemental Disclosures of Interest and Income Taxes Paid

      Interest paid during the period                                     $         --      $         --
                                                                          ============      ============
      Income taxes paid (refunded)                                        $         --      $         --
                                                                          ============      ============

Supplemental Disclosures of Non-Cash Investing and Financing Activities

   Issuance of 2,500,000 shares of common stock in payment of amounts due to officer/shareholder and assumption of
      various liability accounts                                          $         --      $    355,982
                                                                          ============      ============






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