Form 10KSB
period 1996-03-31
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                    For the Fiscal Year Ended: March 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. (X)

Registrant's revenues for its most recent fiscal year were: None.

As of March 31, 1996 the aggregate market value of the Registrant's common stock, computed by reference to the average bid and asked prices of such stock on that date or the date of the last trades in that month, held by non-affiliates of the Registrant was approximately $101,979. As of March 31, 1996, the Registrant had 6,911,165 shares of its Common Stock ($0.001 par value) issued and outstanding.
Transitional Small Business Disclosure Format Yes ( ) No (X).

Item 1.   Business.
          --------


GENERAL
-------

Spectrum Pharmaceutical Corporation (herein the "Company") was originally organized to develop pharmaceutical products incorporating the compound Procaine Hydrochloride intended for use in the treatment of tinnitus, certain symptoms of Alzheimer's Disease and cocaine addiction. The Company is in the development stage and has had no revenues to date. The Company has received a U.S. Patent covering its products for the foregoing conditions and diseases.

The Company believed that it had developed pharmaceutical products, which could result in effective treatment of certain diseases. However, the safety and efficacy of such products have not been established by formal clinical studies and the Company needed to obtain substantial working capital in order to undertake such studies.

Marketing of the Company's pharmaceutical products is governed by the U.S. Food and Drug Administration (the "FDA") and comparable agencies in foreign countries. To date no applications have been filed by the Company with the FDA or any other agency with respect to any of its products. Accordingly, it is not anticipated that the Company will receive revenues from the commercial sale of its products in the U.S. for at least three years after receipt of sufficient capital to undertake studies of the safety and efficacy of its proposed products.

The Company's general business strategy was to attempt to enter into licensing or joint development agreements with established pharmaceutical companies which will participate in the clinical evaluation and regulatory approval processes and will market and distribute commercial products for the treatment of Alzheimer's Disease, cocaine addiction and tinnitus. To date the Company has not been successful in finding a partner to assist in developing its business plan.

The Company was incorporated on May 29, 1990 as Interamerican Pharmaceutical Corporation under the laws of the State of Florida. The Company changed its name to Spectrum Pharmaceutical Corporation in April 1991. The Company's executive office is located at 36 Valley View, Irvine, California 92612 and its telephone number is (949) 856-1277.

The Company became delinquent in its SEC reporting and the payment of franchise taxes to the State of Florida in 1994. In April 1999 management decided to bring the Company's SEC reporting current and pay its delinquent franchises taxes so that the Company can pursue a new business plan. The Company has entered into a contract with a consultant to help it achieve these immediate goals. On May 10, 1999 the Company paid its delinquent franchise taxes and was reinstated by the State of Florida.

ORIGINAL PLAN OF OPERATIONS
---------------------------

Until 1995 the Company was pursuing the following general business strategy with regards to its products. With regards to the Alzheimer's and cocaine addiction products, the Company wanted to enter into licensing or joint venture arrangements with established pharmaceutical companies to participate in clinical evaluation, regulatory approval and commercial distribution. The Company had intended to directly market its tinnitus product in the United States since the prescribing physicians, generally ear, nose and throat specialists, may be easily identified. Due to lack of success in pursing this business plan, it was abandoned in 1995.


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

GOVERNMENTAL REGULATION
-----------------------

The marketing of pharmaceutical products requires the approval of the FDA and comparable agencies in foreign countries. The FDA has established guidelines and safety standards that apply to the preclinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The Process of obtaining FDA approval for a new therapeutic product (drug) may take several years and often involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use include: (1) preclinical studies; (2) the filing of an Investigational New Drug ("IND") application; (3) human clinical trials; and (4) obtaining approval by the FDA of a New Drug Application ("NDA")

Without FDA approval no drug can be marketed in the United States. To date no applications have been filed by the Company with the FDA with respect to any products and without sufficient capital the Company cannot pursue its original business plan.


NEW BUSINESS PLAN
-----------------

The Company currently intends to locate and combine with an existing, privately held company, which is profitable, or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company that may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form that will result in the combined enterprise's becoming a publicly held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as they are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.


SUITABILITY STANDARDS FOR BUSINESS COMBINATION
----------------------------------------------

         In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate that does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. In the event such a combination candidate is engaged in a high technology business, the Company may obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

(1)  will have been  convicted  of  securities  fraud,  mail  fraud,  tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2) will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3) will have been a defendant in a civi1 action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

         The Company's management will make these determinations by asking pertinent questions of the management of prospective combination candidates and others who may be involved in the combination proceedings. However, the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something puts the Company on notice of a possible disqualification that is being concealed, it will rely on the information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Employees
As of March 31, 1996 the Company had one employee, its President.


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

Quarter Ended             High Bid              Low Bid
-------------             --------              -------
June 30, 1994              $0.38                 $0.01
September 30, 1994         $0.25                 $0.01
December 31, 1994          $0.10                 $0.01
March 31, 1995             $0.01                 $0.01
June 30.1995               $0.01                 $0.01
September 30, 1995         $0.01                 $0.01
December 31, 1995          $0.01                 $0.01
March 31, 1996             $0.01                 $0.01

On March 31, 1996 the reported high bid price for the Common Stock was $0.01and the lowest offer price was $0.01 As of March 31, 1996 there were 311 holders of record of the Company's common stock.

The Company has not paid any dividends and intends to retain all future profits, when earned, for use by the Company in its operations.


Item 6.   Management's Discussion and Analysis of the Financial Condition
          ---------------------------------------------------------------
          and Results of Operations.
          --------------------------

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

The required financial statements are included in this document starting at page F-1.


Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosures.
          ----------------------

None.


PART III

Item 9.   Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

The director and executive officer of the Company as of March 31, 1996 is Howard
I. Wertheim, who serves as President, Secretary , Treasurer and sole Director.

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

Dr. Wertheim started as President of the Multi Media Publishing Co. (a publisher of medical texts on CDs) in the summer of 1995.


Item 10.  Executive Compensation.
          -----------------------

         There follows a statement regarding the cash compensation paid or accrued during the fiscal year ended March 31, 1996 for the Company's President, Dr. Howard Wertheim, who was the only officer or director receiving any compensation from the Company.

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

Pursuant to his employment contract Dr. Wertheim was entitled to receive $122,500 for the fiscal year that ended March 31, 1996


Item 11.  Security Ownership by Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

The following table set forth, as of March 31, 1996, the beneficial ownership of the Company's common stock by: (i) persons who own of record or are know to own, beneficially, more than 5% of the Company's common stock; (ii) each director or officer of the Company; and (iii) all directors and officers as a group.


Name and Address                Number of Shares      Percentage of  Outstanding
                                                      Common Stock
--------------------------------------------------------------------------------

Dr. Howard I. Wertheim              4,722,634                   68.3%
36 Valley View
Irvine  CA  92612

Dr. Alfred  Sapse                   1,168,741                   16.9%
3505 Spencer Street
Las Vegas NV  89109

Officers and Directors              4,722,634                   68.3%
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

PART IV


Item 13.  Exhibits, Financial Statement schedules and Reports on Form 8-K.
          ----------------------------------------------------------------

(A) Index to financial statements that are filed as part of this report:

Report of Independent Certified Accountants                                F-3

Balance Sheets as of March 31, 1996 and 1995                               F-4

Statements of Operations and Comprehensive Income
  for the years ended March 31, 1996 and 1995 and for the
 period  May 29, 1990  (date of  inception) to March 31 1996               F-5

Statement of Changes in Stockholders' Equity
 for the period from May 29, 1990  (date of inception)
  to March 31, 1996                                                        F-6

Statements of Cash Flows for the years ended
  March 31, 1996 and 1995 and for the period from
   May 29, 1990 (date of  inception) to March 31, 1996                     F-8

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


Dated:   May 26, 1999.

                                                             SPECTRUM
                                                          PHARMACEUTICAL
                                                            CORPORATION
                                                   (a development stage company)

                                                       Financial Statements
                                                                and
                                                         Auditor's Report

                                                      March 31, 1996 and 1995






















                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                       SPECTRUM PHARMACEUTICAL CORPORATION

                                    CONTENTS



                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants                          3

Financial Statements

   Balance Sheets as of March 31, 1996 and 1995                             4

   Statements of Operations
     for the years ended March 31, 1996 and 1995
       and for the period May 29, 1990 (date of inception)
       to March 31, 1996                                                    5

   Statement of Changes in Stockholders' Equity
     for the period from May 29, 1990 (date of inception)
       to March 31, 1996                                                    6

   Statements of Cash Flows
     for the years ended March 31, 1996 and 1995
       and for the period May 29, 1990 (date of inception)
       to March 31, 1996                                                    8

   Notes to Financial Statements                                            9

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
Spectrum Pharmaceutical Corporation

We have audited the accompanying balance sheets of Spectrum Pharmaceutical Corporation (a Florida corporation and a development stage company) as of March 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from May 29, 1990 (date of inception) through March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Pharmaceutical Corporation (a development stage company) as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years then ended and for the period from May 29, 1990 (date of inception) through March 31, 1996, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                     (fax) 214-342-9601
800-244-0639                                                 SWHCPA@aol.com



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS
                             March 31, 1996 and 1995


                                                               March 31,      March 31,
                                                                 1996           1995
                                                             -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash                                                      $        --    $        --
                                                             -----------    -----------
     Total current assets                                             --             --
                                                             -----------    -----------

Other Assets
   Organization costs, net of accumulated
     amortization of $36,423 and $28,027, respectively             5,549         13,945
   Patent                                                         20,000         20,000
                                                             -----------    -----------
     Total other assets                                           25,549         33,945
                                                             -----------    -----------

Total Assets                                                 $    25,549    $    33,945
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                  $        --             --
   Due to officer/shareholder                                    122,500             --
                                                             -----------    -----------
     Total current liabilities                                   122,500             --
                                                             -----------    -----------

Commitments and contingencies

Stockholders' Equity Common stock - $0.001 par value
     25,000,000 shares authorized
     6,911,165 shares issued and outstanding                       6,911          6,911
   Additional paid-in capital                                    926,021        926,021
   Deficit accumulated in the development stage               (1,029,883)      (898,987)
                                                             -----------    -----------
     Total stockholders' equity                                  (96,951)        33,945
                                                             -----------    -----------

Total Liabilities and Stockholders' Equity                   $    25,549    $    33,945
                                                             ===========    ===========



The accompanying notes are an integral part of these financial statements.
                                                                            F-4



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                     Years ended March 31, 1996 and 1995 and
       Period from May 29, 1990 (date of inception) through March 31, 1996

                                                                        Period from
                                                                       May 29, 1990
                                                                    (date of inception)
                                          Year ended     Year ended       through
                                           March 31,      March 31,      March 31,
                                             1996           1995           1996
                                         -----------    -----------    -----------

Revenues                                 $        --    $        --    $        --
                                         -----------    -----------    -----------

Expenses
   General and administrative expenses
     Compensation                            122,500        112,500        475,000
     Other operating expenses                     --         14,950        514,973
   Depreciation                                   --            500          1,660
   Amortization of organization costs          8,396          8,396         36,423
   Loss on abandonment of
     office furniture and equipment               --          1,827          1,827
                                         -----------    -----------    -----------

     Total expenses                          130,896        138,173      1,029,883
                                         -----------    -----------    -----------

Net Loss                                 $  (130,896)   $  (138,173)   $(1,029,883)
                                         ===========    ===========    ===========

Net loss per weighted-average share
   of common stock outstanding           $     (0.02)   $     (0.02)   $     (0.23)
                                         ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding             6,911,165      6,876,220      4,432,998
                                         ===========    ===========    ===========









The accompanying notes are an integral part of these financial statements.
                                                                            F-5



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       Period from May 29, 1990 (date of inception) through March 31, 1996

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
                                    ==========    ==========   ==========    ==========    ==========



                                  - Continued -


The accompanying notes are an integral part of these financial statements.
                                                                            F-6



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
       Period from May 29, 1990 (date of inception) through March 31, 1996

                                                                               Deficit
                                                                             accumulated
                                                                Additional    during the
                                          Common Stock           paid-in     development
                                          ------------
                                      Shares        Amount       capital        stage          Total
                                   -----------   -----------   -----------   -----------    -----------
Balances at March 31, 1994           4,296,165   $     4,296   $   557,704   $  (760,814)   $  (198,814)

Common stock issued for
   Payment of executive
       compensation and
       assumption of liabilities     2,500,000         2,500       353,482            --        355,982
   Payment of services                 115,000           115        14,835            --         14,950

Net loss for the year                       --            --            --      (138,173)      (138,173)
                                   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 1995           6,911,165         6,911       926,021      (898,987)        33,945

Net loss for the year                       --            --            --      (130,896)      (130,896)
                                   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 1996           6,911,165   $     6,911   $   926,021   $(1,029,883)   $   (96,951)
                                   ===========   ===========   ===========   ===========    ===========















The accompanying notes are an integral part of these financial statements.
                                                                            F-7



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                     Years ended March 31, 1996 and 1995 and
       Period from May 29, 1990 (date of inception) through March 31, 1996

                                                                                   Period from
                                                                                  May 29, 1990
                                                                               (date of inception)
                                                     Year ended     Year ended       through
                                                      March 31,      March 31,      March 31,
                                                        1996           1995           1996
                                                    -----------    -----------    -----------
Cash Flows from Operating Activities
   Net loss for the period                          $  (130,896)   $  (110,673)   $(1,029,883)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                          --            500          1,660
       Amortization of organization costs                 8,396          8,396         36,423
       Loss on abandonment of office
         furniture and equipment                             --          1,827          1,827
       Services and executive compensation
         paid with common stock                              --        328,432        806,001
       (Increase) Decrease in
         Prepaid expenses                                    --             --             --
         Organization costs and other                        --             --        (41,972)
       Increase (Decrease) in
         Accounts payable and other liabilities              --       (133,445)            --
         Due to shareholder/officer                     122,500        (95,037)       122,500
                                                    -----------    -----------    -----------
Net cash used in operating activities                        --             --       (103,444)
                                                    -----------    -----------    -----------

Cash Flows from Investing Activities
   Purchase of office furniture and equipment                --             --         (3,487)
   Cash paid for patent development                          --             --        (20,000)
                                                    -----------    -----------    -----------
Net cash used in investing activities                        --             --        (23,487)
                                                    -----------    -----------    -----------

Cash Flows from Financing Activities
     Sale of common stock                                    --             --        189,950
     Cash paid for underwriting costs                        --             --        (63,019)
                                                    -----------    -----------    -----------
Net cash used in financing activities                        --             --        126,931
                                                    -----------    -----------    -----------

Increase (Decrease) in Cash                                  --             --             --

Cash at beginning of period                                  --             --             --
                                                    -----------    -----------    -----------

Cash at end of period                               $        --    $        --    $        --
                                                    ===========    ===========    ===========

Supplemental Disclosure of
   Interest and Income Taxes Paid

     Interest paid for the period                   $        --    $        --    $        --
                                                    ===========    ===========    ===========
     Income taxes paid for the period               $        --    $        --    $        --
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

The Company has generated no operating revenues from inception and has incurred cumulative operating losses of approximately $1,030,000. Accordingly, the Company is considered to be in the development stage. Accordingly, the Company is fully dependent upon management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

2.   Property and equipment
     ----------------------

     Property and equipment was recorded at historical cost. These costs were depreciated over the estimated useful lives of the individual assets using the straight-line method.

     Gains and losses from disposition of property and equipment were recognized as incurred and was included in operations.

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

5.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and/or warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and/or warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1996 and 1995, the Company's outstanding options are deemed to be anti-dilutive due to the Company's net operating loss position.


Note C - Due to Shareholder/Officer

The Company's chief executive officer, who is also a significant shareholder, has advanced certain funds to the Company, paid certain expenses of the Company directly and is employed under the terms of an employment contract. The amounts presented in the accompanying financial statements reflect the aggregate sum of all funds advanced and accrued, but unpaid, compensation under the terms of the employment agreement. These amounts are non-interest bearing and are due upon demand. All amounts outstanding as of March 31, 1994 and all Fiscal 1995 amounts due under the compensation agreement were settled with the issuance of approximately 2,500,000 shares of unrestricted, unregistered common stock during Fiscal 1995.


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