Form 10QSB
period 1996-06-30
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                       SPECTRUM PHARMACEUTICAL CORPORATION

                 Form 10-QSB for the Quarter ended June 30, 1996

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




Part 1 - Item 1 - Financial Statements

                       SPECTRUM PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                             June 30, 1996 and 1995

                                   (Unaudited)

                                                                         1996          1995
                                                                     -----------    -----------

                                     ASSETS
Current Assets
   Cash on hand and in bank                                          $      --      $      --
   Prepaid expenses                                                         --             --
                                                                     -----------    -----------
      Total current assets                                                  --             --
                                                                     -----------    -----------

Property and Equipment - At Cost
   Office furniture and equipment                                           --             --
   Less accumulated depreciation                                            --             --
                                                                     -----------    -----------
      Net property and equipment                                            --             --
                                                                     -----------    -----------

Other Assets
   Organization costs, net of accumulated
      amortization of $38,522 and $30,126, respectively                    3,450         11,846
   Patents                                                                20,000         20,000
                                                                     -----------    -----------
      Total other assets                                                  23,450         31,846
                                                                     -----------    -----------

Total Assets                                                         $    23,450    $    31,846
                                                                     ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                          $      --      $      --
   Due to officer/shareholder                                            153,750         28,750
                                                                     -----------    -----------
      Total current liabilities                                          153,750         28,750
                                                                     -----------    -----------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value.  25,000,000 shares
      authorized.  6,911,165 issued and outstanding, respectively          6,911          6,911
   Additional paid-in capital                                            926,021        926,021
   Deficit accumulated during the development phase                   (1,063,232)      (929,836)
                                                                     -----------    -----------
      Total shareholders' equity                                        (130,300)         3,096
                                                                     -----------    -----------

Total Liabilities and Shareholders' Equity                           $    23,450    $    31,846
                                                                     ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                    Three months ended June 30, 1996 and 1995

                                   (Unaudited)

                                                        1996          1995
                                                    -----------    -----------

Revenues                                            $      --      $      --
                                                    -----------    -----------

Operating Expenses
   General and administrative expenses                   31,250         28,750
   Depreciation and amortization                          2,099          2,099
                                                    -----------    -----------
      Total operating expenses                           33,349         30,849
                                                    -----------    -----------

Net Loss                                            $   (33,349)   $   (30,849)
                                                    ===========    ===========

Loss per share of common stock outstanding,
   computed on net loss - basic and fully diluted   $     (0.01)           nil
                                                    ===========    ===========

Weighted-average number of shares outstanding         6,911,165      6,911,165
                                                    ===========    ===========




The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 1996 and 1995

                                   (Unaudited)

                                                              1996        1995
                                                             --------    --------

Cash Flows from Operating Activities
   Net loss                                                  $(33,349)   $(30,849)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                          2,099       2,099
         Common stock issued for consulting fees                 --          --
         (Increase) decrease in
            Prepaid expenses                                     --          --
         Increase (decrease) in
            Accounts payable and other accrued liabilities       --          --
            Due to officer/shareholder                         31,250      28,750
                                                             --------    --------
      Net cash provided by operating activities                  --          --
                                                             --------    --------

Cash Flows from Investing Activities                             --          --
                                                             --------    --------

Cash Flows from Financing Activities                             --          --
                                                             --------    --------

Increase in Cash and Cash Equivalents                            --          --

Cash and cash equivalents at beginning of period                 --          --
                                                             --------    --------

Cash and cash equivalents at end of period                   $   --      $   --
                                                             ========    ========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $   --      $   --
                                                             ========    ========
   Income taxes paid (refunded)                              $   --      $   --
                                                             ========    ========




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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 1997.

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