Form 10QSB
period 1996-09-30
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                For the quarterly period ended September 30, 1996

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

                       SPECTRUM PHARMACEUTICAL CORPORATION

              Form 10-QSB for the Quarter ended September 30, 1996

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




Part 1 - Item 1 - Financial Statements

                       SPECTRUM PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                           September 30, 1996 and 1995

                                   (Unaudited)

                                                                        1996           1995
                                                                     -----------    -----------

                                     ASSETS
Current Assets
   Cash on hand and in bank                                          $      --      $      --
   Prepaid expenses                                                         --             --
                                                                     -----------    -----------
      Total current assets                                                  --             --
                                                                     -----------    -----------

Property and Equipment - At Cost
   Office furniture and equipment                                           --             --
   Less accumulated depreciation                                            --             --
                                                                     -----------    -----------
      Net property and equipment                                            --             --
                                                                     -----------    -----------

Other Assets
   Organization costs, net of accumulated
      amortization of $40,621 and $32,225, respectively                    1,351          9,747
   Patents                                                                20,000         20,000
                                                                     -----------    -----------
      Total other assets                                                  21,351         29,747
                                                                     -----------    -----------

Total Assets                                                         $    21,351    $    29,747
                                                                     ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                          $      --      $      --
   Due to officer/shareholder                                            187,500         60,000
                                                                     -----------    -----------
      Total current liabilities                                          187,500         60,000
                                                                     -----------    -----------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value.  25,000,000 shares
      authorized.  6,911,165 issued and outstanding, respectively          6,911          6,911
   Additional paid-in capital                                            926,021        926,021
   Deficit accumulated during the development phase                   (1,099,081)      (963,185)
                                                                     -----------    -----------
      Total shareholders' equity                                        (166,149)       (30,253)
                                                                     -----------    -----------

Total Liabilities and Shareholders' Equity                           $    21,351    $    29,747
                                                                     ===========    ===========



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               3




                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
             Six and Three months ended September 30, 1996 and 1995

                                   (Unaudited)


                                       Six months     Six months     Three months   Three months
                                           ended          ended          ended         ended
                                       September 30,  September 30,  September 30,  September 30,
                                           1996           1995           1996          1995
                                       ------------   ------------   ------------   ------------


Revenues                               $      --      $      --      $      --      $      --
                                       -----------    -----------    -----------    -----------

Expenses
   General and administrative               65,000         60,000         33,750         31,250
   Depreciation and amortization             4,198          4,198          2,099          2,099
                                       -----------    -----------    -----------    -----------

      Total expenses                        69,198         64,198         35,849         33,349
                                       -----------    -----------    -----------    -----------

Net Loss                               $   (69,198)   $   (64,198)   $   (35,849)   $   (33,349)
                                       ===========    ===========    ===========    ===========

Loss per weighted-average
   share of common stock outstanding   $     (0.01)   $     (0.01)   $     (0.01)   $     (0.01)
                                       ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding           6,911,165      6,911,165      6,911,165      6,911,165
                                       ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Six months ended September 30, 1996 and 1995

                                   (Unaudited)

                                                             Six months       Six months
                                                                ended           ended
                                                            September 30,    September 30,
                                                                1996             1995
                                                            -------------    -------------

Cash Flows from Operating Activities
   Net Loss                                                  $(69,198)         $(64,198)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                          4,198             4,198
         Common stock issued for consulting fees                 --                --
         (Increase) decrease in
            Prepaid expenses                                     --                --
         Increase (decrease) in
            Accounts payable and other accrued liabilities       --                --
            Due to officer/shareholder                         65,000            60,000
                                                             --------          --------
Net cash provided by (used in) operating activities              --                --
                                                             --------          --------

Cash Flows from Investing Activities                             --                --
                                                             --------          --------

Cash Flows from Financing Activities                             --                --
                                                             --------          --------

Increase (Decrease) in Cash and Cash Equivalents                 --                --

Cash and cash equivalents at beginning of period                 --                --
                                                             --------          --------

Cash and cash equivalents at end of period                   $   --            $   --
                                                             ========          ========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $   --            $   --
                                                             ========          ========
   Income taxes paid (refunded)                              $   --            $   --
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