Form 10QSB
period 1997-09-30
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 1997

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

                       SPECTRUM PHARMACEUTICAL CORPORATION

              Form 10-QSB for the Quarter ended September 30, 1997

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




Part 1 - Item 1 - Financial Statements

                       SPECTRUM PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                           September 30, 1997 and 1996

                                   (Unaudited)
                                   -----------

                                                                                  1997           1996
                                                                              -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                                   $        --    $        --
   Prepaid expenses                                                                    --             --
                                                                              -----------    -----------
      Total current assets                                                             --             --
                                                                              -----------    -----------

Property and Equipment - At Cost
   Office furniture and equipment                                                      --             --
   Less accumulated depreciation                                                       --             --
                                                                              -----------    -----------
      Net property and equipment                                                       --             --
                                                                              -----------    -----------

Other Assets
   Organization costs, net of accumulated
      amortization of $41,972 and $40,621, respectively                                --          1,351
   Patents                                                                         20,000         20,000
                                                                              -----------    -----------
      Total other assets                                                           20,000         21,351
                                                                              -----------    -----------

Total Assets                                                                  $    20,000    $    21,351
                                                                              ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                                   $        --    $        --
   Due to officer/shareholder                                                     325,000        187,500
                                                                              -----------    -----------
      Total current liabilities                                                   325,000        187,500
                                                                              -----------    -----------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value.  25,000,000 shares
      authorized.  6,911,165 issued and outstanding, respectively                   6,911          6,911
   Additional paid-in capital                                                     926,021        926,021
   Deficit accumulated during the development phase                            (1,237,932)    (1,099,081)
                                                                              -----------    -----------
      Total shareholders' equity                                                 (305,000)      (166,149)
                                                                              -----------    -----------

Total Liabilities and Shareholders' Equity                                    $    20,000    $    21,351
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




                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
             Six and Three months ended September 30, 1997 and 1996

                                   (Unaudited)
                                   -----------


                                        Six months     Six months   Three months   Three months
                                          ended          ended          ended          ended
                                      September 30,  September 30,  September 30,  September 30,
                                           1997           1996           1997           1996
                                       -----------    -----------    -----------    -----------

Revenues                               $        --    $        --    $        --    $        --
                                       -----------    -----------    -----------    -----------

Expenses
   General and administrative               70,000         65,000         36,250         33,750
   Depreciation and amortization              --            4,198           --            2,099
                                       -----------    -----------    -----------    -----------

      Total expenses                        70,000         69,198         36,250         35,849
                                       -----------    -----------    -----------    -----------

Net Loss                               $   (70,000)   $   (69,198)   $   (36,250)   $   (35,849)
                                       ===========    ===========    ===========    ===========

Loss per weighted-average
   share of common stock outstanding   $     (0.01)   $     (0.01)   $     (0.01)   $     (0.01)
                                       ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding           6,911,165      6,911,165      6,911,165      6,911,165
                                       ===========    ===========    ===========    ===========







The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Six months ended September 30, 1997 and 1996

                                   (Unaudited)
                                   -----------

                                                              Six months      Six months
                                                                 ended           ended
                                                             September 30,   September 30,
                                                                  1997            1996
                                                             ------------    ------------
Cash Flows from Operating Activities
   Net Loss                                                  $    (70,000)       $(69,198)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                 --           4,198
         Common stock issued for consulting fees                       --              --
         (Increase) decrease in
            Prepaid expenses                                           --              --
         Increase (decrease) in
            Accounts payable and other accrued liabilities             --              --
            Due to officer/shareholder                             70,000          65,000
                                                             ------------    ------------
Net cash provided by (used in) operating activities                    --              --
                                                             ------------    ------------

Cash Flows from Investing Activities                                   --              --
                                                             ------------    ------------

Cash Flows from Financing Activities                                   --              --
                                                             ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents                       --              --

Cash and cash equivalents at beginning of period                       --              --
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $         --    $         --
                                                             ============    ============

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $         --    $         --
                                                             ============    ============
   Income taxes paid (refunded)                              $         --    $         --
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