Form 10QSB
period 1997-12-31
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------      EXCHANGE ACT OF 1934

                       For the quarterly period ended December 31, 1997

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

                       SPECTRUM PHARMACEUTICAL CORPORATION

               Form 10-QSB for the Quarter ended December 31, 1997

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



Part 1 - Item 1 - Financial Statements

                       SPECTRUM PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                   (Unaudited)
                                   -----------

                                                                                  1997           1996
                                                                              -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                                   $              $        --
   Prepaid expenses                                                                    --             --
                                                                              -----------    -----------
      Total current assets                                                             --             --
                                                                              -----------    -----------

Property and Equipment - At Cost
   Office furniture and equipment                                                      --             --
   Less accumulated depreciation                                                       --             --
                                                                              -----------    -----------
      Net property and equipment                                                       --             --
                                                                              -----------    -----------

Other Assets
   Organization costs, net of accumulated
      amortization of $41,972, respectively                                            --             --
   Patents                                                                         20,000         20,000
                                                                              -----------    -----------
      Total other assets                                                           20,000         20,000
                                                                              -----------    -----------

Total Assets                                                                  $    20,000    $    20,000
                                                                              ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                                   $        --    $        --
   Due to officer/shareholder                                                     361,250        221,250
                                                                              -----------    -----------
      Total current liabilities                                                   361,250        221,250
                                                                              -----------    -----------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value.  25,000,000 shares
      authorized.  6,911,165 issued and outstanding, respectively                   6,911          6,911
   Additional paid-in capital                                                     926,021        926,021
   Deficit accumulated during the development phase                            (1,274,182)    (1,134,112)
                                                                              -----------    -----------
      Total shareholders' equity                                                 (341,250)      (201,250)
                                                                              -----------    -----------

Total Liabilities and Shareholders' Equity                                    $    20,000    $    20,000
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



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
             Nine and Three months ended December 31, 1997 and 1996

                                   (Unaudited)
                                   -----------


                                       Nine months    Nine months    Three months   Three months
                                          ended          ended          ended          ended
                                       December 31,   December 31,   December 31,   December 31,
                                           1997           1996           1997           1996
                                       -----------    -----------    -----------    -----------

Revenues                               $        --    $        --    $        --    $        --
                                       -----------    -----------    -----------    -----------

Expenses
   General and administrative              106,250         98,750         36,250         33,750
   Depreciation and amortization              --            5,549           --            1,351
                                       -----------    -----------    -----------    -----------

      Total expenses                       106,250        104,329         36,250         35,101
                                       -----------    -----------    -----------    -----------

Net Loss                               $  (106,250)   $  (104,329)   $   (36,250)   $   (35,101)
                                       ===========    ===========    ===========    ===========

Loss per weighted-average
   share of common stock outstanding   $     (0.02)   $     (0.02)   $     (0.01)   $     (0.01)
                                       ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding           6,911,165      6,911,165      6,911,165      6,911,165
                                       ===========    ===========    ===========    ===========








The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Nine months ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                        Nine months       Nine months
                                                                            ended             ended
                                                                        December 31,      December 31,
                                                                             1997             1996
                                                                       -------------     -------------
Cash Flows from Operating Activities
   Net Loss                                                                $(106,250)       $(104,299)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                            --            5,549
         Common stock issued for consulting fees                                  --               --
         (Increase) decrease in
            Prepaid expenses                                                      --               --
         Increase (decrease) in
            Accounts payable and other accrued liabilities                        --               --
            Due to officer/shareholder                                       106,250            98,750
                                                                       -------------     -------------
Net cash provided by (used in) operating activities                               --                --
                                                                       -------------     -------------


Cash Flows from Investing Activities                                              --                --
                                                                       -------------     -------------


Cash Flows from Financing Activities                                              --                --
                                                                       -------------     -------------


Increase (Decrease) in Cash and Cash Equivalents                                  --                --

Cash and cash equivalents at beginning of period                                  --                --
                                                                       -------------     -------------

Cash and cash equivalents at end of period                             $          --     $          --
                                                                       =============     =============

Supplemental Disclosures of Interest and Income Taxes Paid

      Interest paid during the period                                  $          --     $          --
                                                                       =============     =============
      Income taxes paid (refunded)                                     $          --     $          --
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