Form 10KSB
period 1998-03-31
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                    For the Fiscal Year Ended: March 31, 1998

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

As of March 31, 1998 the aggregate market value of the Registrant's common stock, computed by reference to the average bid and asked prices of such stock on that date or the date of the last trades in that month, held by non-affiliates of the Registrant was approximately $101,979. As of March 31, 1998 the Registrant had 6,911,165 shares of its Common Stock ($0.001 par value) issued and outstanding. Transitional Small Business Disclosure Format Yes ( ) No
(X).

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

                                                                              2
ORIGINAL PLAN OF OPERATIONS
---------------------------

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


Employees
---------
As of March 31, 1998 the Company had one employee, its President.


Item 2.  Properties     None.
         --------------------

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

Quarter Ended               High Bid         Low Bid
June 30, 1996                $0.01             $0.01
September 30, 1996           $0.01             $0.01
December 31, 1996            $0.01             $0.01
March 31, 1997               $0.01             $0.01
June 30,1997                 $0.02             $0.01
September 30, 1997           $0.04             $0.01
December 31, 1997            $0.03             $0.01
March 31, 1998               $0.01             $0.01

On March 31, 1998 the reported high bid price for the Common Stock was $0.01 and the lowest offer price was $0.01. As of March 31, 1998 there were 311 holders of record of the Company's common stock.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
         ---------------------------------------------------------------

None.


PART III


Item 9.  Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

The director and executive officer of the Company as of March 31, 1998 is Howard
I. Wertheim, who serves as President, Secretary , Treasurer and sole Director.

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

From summer 1995 to summer 1997 Dr. Wertheim served as President of the Multi Media Publishing Co. (a publisher of medical texts on CDs).
From summer 1997 to the end of 1998, he served as President of Allergy Immuno Technologies, Inc.




Item 10.  Executive Compensation.
          -----------------------

         There follows a statement regarding the cash compensation paid or accrued during the fiscal year ended March 31, 1998 for the Company's President, Dr. Howard Wertheim, who was the only officer or director receiving any compensation from the Company.

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

Pursuant to his employment contract Dr. Wertheim was entitled to receive $142,500 for the fiscal year that ended March 31, 1998.

Item  11.  Security Ownership by Certain Beneficial Owners and Management.
           ---------------------------------------------------------------

The following table set forth, as of March 31, 1998, the beneficial ownership of the Company's common stock by: (i) persons who own of record or are know to own, beneficially, more than 5% of the Company's common stock; (ii) each director or officer of the Company; and (iii) all directors and officers as a group.


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


PART IV


Item 13. Exhibits, Financial Statement schedules and Reports on Form 8-K.
         ----------------------------------------------------------------

(A) Index to financial statements that are filed as part of this report:

Report of Independent Certified Accountants                                  F-3

Balance Sheets as of March 31, 1998 and 1997                                 F-4

Statements of Operations and Comprehensive Income
  for the years ended March 31, 1998 and 1997 and for the
 period  May 29, 1990  (date of  inception) to March 31 1998                 F-5

Statement of Changes in Stockholders' Equity
 for the period from May 29, 1990  (date of inception)
  to March 31, 1998                                                          F-6

Statements of Cash Flows for the years ended
  March 31, 1998 and 1997 and for the period from
   May 29, 1990 (date of  inception) to March 31, 1998                       F-8

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


SPECTRUM PHARMACEUTIAL CORPORATION


BY:  /s/  Howard I. Wertheim
     ----------------------------------------------------
          Howard I. Wertheim, President and sole Director
          (Principal Executive Officer
          and Principal Financial Officer)


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

                                                    March 31, 1998 and 1997
















                               S. W. HATFIELD, CPA
                          certified public accountants
                      Use our past to assist your future sm

                       SPECTRUM PHARMACEUTICAL CORPORATION

                                    CONTENTS



                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                           3

Financial Statements

   Balance Sheets as of March 31, 1998 and 1997                              4

   Statements of Operations
     for the years ended March 31, 1998 and 1997
       and for the period May 29, 1990 (date of inception)
       to March 31, 1998                                                     5

   Statement of Changes in Stockholders' Equity
     for the period from May 29, 1990 (date of inception)
       to March 31, 1998                                                     6

   Statements of Cash Flows
     for the years ended March 31, 1998 and 1997
       and for the period May 29, 1990 (date of inception)
       to March 31, 1998                                                     8

   Notes to Financial Statements                                             9

S. W. HATFIELD, CPA
certified public accountant

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Spectrum Pharmaceutical Corporation

We have audited the accompanying balance sheets of Spectrum Pharmaceutical Corporation (a Florida corporation and a development stage company) as of March 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from May 29, 1990 (date of inception) through March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Pharmaceutical Corporation (a development stage company) as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years then ended and for the period from May 29, 1990 (date of inception) through March 31, 1998, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS
                             March 31, 1998 and 1997


                                                              March 31,       March 31,
                                                                1998            1997
                                                             -----------    -----------

                                     ASSETS
Current Assets
   Cash                                                      $      --      $      --
                                                             -----------    -----------
     Total current assets                                           --             --
                                                             -----------    -----------

Other Assets
   Organization costs, net of accumulated
     amortization of $41,972, respectively                          --             --
   Patent                                                         20,000         20,000
                                                             -----------    -----------
     Total other assets                                           20,000         20,000
                                                             -----------    -----------

Total Assets                                                 $    20,000    $    20,000
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                  $      --      $      --
   Due to officer/shareholder                                    397,500        255,000
                                                             -----------    -----------
     Total current liabilities                                   397,500        255,000
                                                             -----------    -----------

Commitments and contingencies

Stockholders' Equity Common stock - $0.001 par value
     25,000,000 shares authorized
     6,911,165 shares issued and outstanding                       6,911          6,911
   Additional paid-in capital                                    926,021        926,021
   Deficit accumulated in the development stage               (1,310,432)    (1,167,932)
                                                             -----------    -----------
     Total stockholders' equity                                 (377,500)      (235,000)
                                                             -----------    -----------

Total Liabilities and Stockholders' Equity                   $    20,000    $    20,000
                                                             ===========    ===========


The accompanying notes are an integral part of these financial statements.
                                                                             F-4



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                        STATEMENTS OF OPERATIONS
                     Years ended March 31, 1998 and 1997 and
       Period from May 29, 1990 (date of inception) through March 31, 1998

                                                                      Period from
                                                                      May 29, 1990
                                                                    (date of inception)
                                          Year ended    Year ended      through
                                          March 31,     March 31,      March 31,
                                            1998          1997           1998
                                         -----------    -----------    ---------------


Revenues                                 $      --      $      --      $      --
                                         -----------    -----------    -----------
Expenses
   General and administrative expenses
     Compensation                            142,500        132,500        750,000
     Other operating expenses                   --             --          514,973
   Depreciation                                 --             --            1,660
   Amortization of organization costs           --            5,549         41,972
   Loss on abandonment of
     office furniture and equipment             --             --            1,827
                                         -----------    -----------    -----------

     Total expenses                          142,500        138,049      1,310,432
                                         -----------    -----------    -----------

Net Loss                                 $  (142,500)   $  (138,049)   $(1,310,432)
                                         ===========    ===========    ===========

Net loss per weighted-average share
   of common stock outstanding                $(0.02)        $(0.02)        $(0.26)
                                                ====           ====           ====

Weighted-average number of shares
   of common stock outstanding             6,911,165      6,911,165      5,064,653
                                         ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.
                                                                             F-5




                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       Period from May 29, 1990 (date of inception) through March 31, 1998

                                                                             Deficit
                                                                             accumulated
                                                               Additional    during the
                                         Common Stock            paid-in     development
                                      Shares         Amount      capital        stage         Total
                                    ----------    ----------   ----------    ----------    ----------

Issuance of stock at formation
   on May 29, 1990 at $0.0001 par    5,443,185    $      544   $   24,184    $     --      $   24,728
                                    ----------    ----------   ----------    ----------    ----------

Balances at March 31, 1991           5,443,185           544       24,184          --          24,728

Effect of April 25, 1991 reverse
   stock split and change in par
   value to $0.001 par              (3,559,952)        1,339       (1,339)         --            --

Effect of June 5, 1991 forward
   stock split                         950,000           950         (950)         --            --
                                    ----------    ----------   ----------    ----------    ----------

Balances at March 31, 1991,
   as restated                       2,833,233         2,833       21,895          --          24,728

Common stock issued for services       122,858           123      230,227          --         230,350

Exercise of warrants for
   purchase of common stock             32,832            33      105,483          --         105,516
   less underwriting costs                --            --        (63,019)         --         (63,019)

Net loss for the year                     --            --           --        (370,794)     (370,794)
                                    ----------    ----------   ----------    ----------    ----------

Balances at March 31, 1992           2,988,923         2,989      294,586      (370,794)      (73,219)

Exercise of warrants for
   purchase of common stock             47,242            47       59,659          --          59,706

Net loss for the year                     --            --           --        (190,026)     (190,026)
                                    ----------    ----------   ----------    ----------    ----------

Balances at March 31, 1993           3,036,165         3,036      354,245      (560,820)     (203,539)

Common stock issued for
   Payment of executive
       compensation                  1,000,000         1,000      162,119          --         163,119
   Payment of services                 260,000           260       41,340          --          41,600

Net loss for the year                     --            --           --        (184,994)     (184,994)
                                    ----------    ----------   ----------    ----------    ----------

Balances at March 31, 1994           4,296,165    $    4,296   $  557,704    $ (760,814)   $ (198,814)
                                    ==========    ==========   ==========    ==========    ==========


                                  - Continued -


The accompanying notes are an integral part of these financial statements.
                                                                             F-6



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
       Period from May 29, 1990 (date of inception) through March 31, 1998

                                                                              Deficit
                                                                             accumulated
                                                                Additional    during the
                                         Common Stock           paid-in      development
                                      Shares       Amount       capital        stage         Total
                                   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 1994           4,296,165   $     4,296   $   557,704   $  (760,814)   $  (198,814)

Common stock issued for
   Payment of executive
       compensation and
       assumption of liabilities     2,500,000         2,500       353,482          --          355,982
   Payment of services                 115,000           115        14,835          --           14,950

Net loss for the year                     --            --            --        (138,173)      (138,173)
                                   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 1995           6,911,165         6,911       926,021      (898,987)        33,945

Net loss for the year                     --            --            --        (130,896)      (130,896)
                                   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 1996           6,911,165         6,911       926,021    (1,029,883)       (96,951)

Net loss for the year                     --            --            --        (138,049)      (138,049)
                                   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 1997           6,911,165         6,911       926,021    (1,167,932)      (235,000)

Net loss for the year                     --            --            --        (142,500)      (142,500)
                                   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 1998           6,911,165   $     6,911   $   926,021   $(1,310,432)   $  (377,500)
                                   ===========   ===========   ===========   ===========    ===========






The accompanying notes are an integral part of these financial statements.
                                                                             F-7




                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                     Years ended March 31, 1998 and 1997 and
       Period from May 29, 1990 (date of inception) through March 31, 1998

                                                                                      Period from
                                                                                      May 29, 1990
                                                                                   (date of inception)
                                                     Year ended       Year ended         through
                                                      March 31,        March 31,        March 31,
                                                        1998             1997            1998
                                                    ---------------   -----------    -----------

Cash Flows from Operating Activities
   Net loss for the period                          $      (142,500)  $  (138,049)   $(1,310,432)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                            --            --            1,660
       Amortization of organization costs                      --           5,549         41,972
       Loss on abandonment of office
         furniture and equipment                               --            --            1,827
       Services and executive compensation
         paid with common stock                                --            --          806,001
       (Increase) Decrease in
         Prepaid expenses                                      --            --             --
         Organization costs and other                          --            --          (41,972)
       Increase (Decrease) in
         Accounts payable and other liabilities                --            --             --
         Due to shareholder/officer                         142,500       132,500        397,500
                                                    ---------------   -----------    -----------
Net cash used in operating activities                          --            --         (103,444)
                                                    ---------------   -----------    -----------

Cash Flows from Investing Activities
   Purchase of office furniture and equipment                  --            --           (3,487)
   Cash paid for patent development                            --            --          (20,000)
                                                    ---------------   -----------    -----------
Net cash used in investing activities                          --            --          (23,487)
                                                    ---------------   -----------    -----------

Cash Flows from Financing Activities
     Sale of common stock                                      --            --          189,950
     Cash paid for underwriting costs                          --            --          (63,019)
                                                    ---------------   -----------    -----------
Net cash used in financing activities                          --            --          126,931
                                                    ---------------   -----------    -----------

Increase (Decrease) in Cash                                    --            --             --

Cash at beginning of period                                    --            --             --
                                                    ---------------   -----------    -----------

Cash at end of period                               $          --     $      --      $      --
                                                    ===============   ===========    ===========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                   $          --     $      --      $      --
                                                    ===============   ===========    ===========
     Income taxes paid for the period               $          --     $      --      $      --
                                                    ===============   ===========    ===========


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

The Company has generated no operating revenues from inception and has incurred cumulative operating losses of approximately $1,310,000. Accordingly, the Company is considered to be in the development stage. Accordingly, the Company is fully dependent upon management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

3.   Organization costs
     -------------------

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

5.   Loss per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and/or warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and/or warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1998 and 1997, the Company's outstanding options are deemed to be anti-dilutive due to the Company's net operating loss position.

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