Form 10QSB
period 1998-06-30
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                  For the quarterly period ended June 30, 1998

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

                       SPECTRUM PHARMACEUTICAL CORPORATION

                 Form 10-QSB for the Quarter ended June 30, 1998

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




Part 1 - Item 1 - Financial Statements

                       SPECTRUM PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                             June 30, 1998 and 1997

                                   (Unaudited)

                                                                                 1998            1997
                                                                              -----------    -----------

                                                      ASSETS
Current Assets
   Cash on hand and in bank                                                   $      --      $      --
   Prepaid expenses                                                                  --             --
                                                                              -----------    -----------
      Total current assets                                                           --             --
                                                                              -----------    -----------

Property and Equipment - At Cost
   Office furniture and equipment                                                    --             --
   Less accumulated depreciation                                                     --             --
                                                                              -----------    -----------
      Net property and equipment                                                     --             --
                                                                              -----------    -----------

Other Assets
   Organization costs, net of accumulated
      amortization of $41,972, respectively                                          --             --
   Patents                                                                         20,000         20,000
                                                                              -----------    -----------
      Total other assets                                                           20,000         20,000
                                                                              -----------    -----------

Total Assets                                                                  $    20,000    $    20,000
                                                                              ===========    ===========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                                   $      --      $      --
   Due to officer/shareholder                                                     433,750        288,750
                                                                              -----------    -----------
      Total current liabilities                                                   433,750        288,750
                                                                              -----------    -----------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value.  25,000,000 shares
      authorized.  6,911,165 issued and outstanding, respectively                   6,911          6,911
   Additional paid-in capital                                                     926,021        926,021
   Deficit accumulated during the development phase                            (1,346,682)    (1,201,682)
                                                                              -----------    -----------
      Total shareholders' equity                                                 (413,750)      (268,750)
                                                                              -----------    -----------

Total Liabilities and Shareholders' Equity                                    $    20,000    $    20,000
                                                                              ===========    ===========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3

                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                    Three months ended June 30, 1998 and 1997

                                   (Unaudited)

                                                        1998          1997
                                                    -----------    -----------

Revenues                                            $      --      $      --
                                                    -----------    -----------

Operating Expenses
   General and administrative expenses                   36,250         33,750
   Depreciation and amortization                           --             --
                                                    -----------    -----------
      Total operating expenses                           36,250         33,750
                                                    -----------    -----------

Net Loss                                            $   (36,250)   $   (33,750)
                                                    ===========    ===========

Loss per share of common stock outstanding,
   computed on net loss - basic and fully diluted   $     (0.01)   $     (0.01)
                                                    ===========    ===========

Weighted-average number of shares outstanding         6,911,165      6,911,165
                                                    ===========    ===========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 1998 and 1997

                                   (Unaudited)

                                                                 1998        1997
                                                             ------------   --------

Cash Flows from Operating Activities
   Net loss                                                  $    (36,250)  $(33,750)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                               --         --
         Common stock issued for consulting fees                     --         --
         (Increase) decrease in
            Prepaid expenses                                         --         --
         Increase (decrease) in
            Accounts payable and other accrued liabilities           --         --
            Due to officer/shareholder                             36,250     33,750
                                                             ------------   --------
      Net cash provided by operating activities                      --         --
                                                             ------------   --------

Cash Flows from Investing Activities                                 --         --
                                                             ------------   --------

Cash Flows from Financing Activities                                 --         --
                                                             ------------   --------

Increase in Cash and Cash Equivalents                                --         --

Cash and cash equivalents at beginning of period                     --         --
                                                             ------------   --------

Cash and cash equivalents at end of period                   $       --     $   --
                                                             ============   ========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $       --     $   --
                                                             ============   ========
   Income taxes paid (refunded)                              $       --     $   --
                                                             ============   ========




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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 1999.

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

                                             SPECTRUM PHARMACEUTICAL CORPORATION


April    30   , 1999                                  /s/ Howard I. Wertheim
      --------                               -----------------------------------
                                                          Howard I. Wertheim
                                                          President and Director