Form 10QSB
period 1998-12-31
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934


                For the quarterly period ended December 31, 1998

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

                       SPECTRUM PHARMACEUTICAL CORPORATION

               Form 10-QSB for the Quarter ended December 31, 1998

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



Part 1 - Item 1 - Financial Statements

                       SPECTRUM PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                   (Unaudited)

                                                                                 1998           1997
                                                                              -----------    -----------

                                                      ASSETS
Current Assets
   Cash on hand and in bank                                                   $      --      $      --
   Prepaid expenses                                                                  --             --
                                                                              -----------    -----------
      Total current assets                                                           --             --
                                                                              -----------    -----------

Property and Equipment - At Cost
   Office furniture and equipment                                                    --             --
   Less accumulated depreciation                                                     --             --
                                                                              -----------    -----------
      Net property and equipment                                                     --             --
                                                                              -----------    -----------

Other Assets
   Organization costs, net of accumulated
      amortization of $41,972, respectively                                          --             --
   Patents                                                                         20,000         20,000
                                                                              -----------    -----------
      Total other assets                                                           20,000         20,000
                                                                              -----------    -----------

Total Assets                                                                  $    20,000    $    20,000
                                                                              ===========    ===========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                                   $      --      $      --
   Due to officer/shareholder                                                     511,250        361,250
                                                                              -----------    -----------
      Total current liabilities                                                   511,250        361,250
                                                                              -----------    -----------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value.  25,000,000 shares
      authorized.  6,911,165 issued and outstanding, respectively                   6,911          6,911
   Additional paid-in capital                                                     926,021        926,021
   Deficit accumulated during the development phase                            (1,424,182)    (1,274,182)
                                                                              -----------    -----------
      Total shareholders' equity                                                 (491,250)      (341,250)
                                                                              -----------    -----------

Total Liabilities and Shareholders' Equity                                    $    20,000    $    20,000
                                                                              ===========    ===========



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.




                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
             Nine and Three months ended December 31, 1998 and 1997

                                   (Unaudited)


                                       Nine months    Nine months    Three months   Three months
                                           ended          ended          ended          ended
                                       December 31,   December 31,   December 31,   December 31,
                                           1998           1997           1998           1997
                                       ------------   ------------   ------------   ------------


Revenues                               $      --      $      --      $      --      $      --
                                       -----------    -----------    -----------    -----------

Expenses
   General and administrative              113,750        106,250         38,750         36,250
   Depreciation and amortization              --             --             --             --
                                       -----------    -----------    -----------    -----------

      Total expenses                       113,750        106,250         38,750         36,250
                                       -----------    -----------    -----------    -----------

Net Loss                               $  (113,750)   $  (106,250)   $   (38,750)   $   (36,250)
                                       ===========    ===========    ===========    ===========

Loss per weighted-average
   share of common stock outstanding   $     (0.02)   $     (0.02)   $     (0.01)   $     (0.01)
                                       ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding           6,911,165      6,911,165      6,911,165      6,911,165
                                       ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                       SPECTRUM PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Nine months ended December 31, 1998 and 1997
                                   (Unaudited)

                                                             Nine months     Nine months
                                                                 ended          ended
                                                             December 31,    December 31,
                                                                 1998           1997
                                                             ------------    ------------

Cash Flows from Operating Activities
   Net Loss                                                  $(113,750)      $(106,250)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                            --              --
         Common stock issued for consulting fees                  --              --
         (Increase) decrease in
            Prepaid expenses                                      --              --
         Increase (decrease) in
            Accounts payable and other accrued liabilities        --              --
            Due to officer/shareholder                         113,750         106,250
                                                             ---------       ---------
Net cash provided by (used in) operating activities               --              --
                                                             ---------       ---------


Cash Flows from Investing Activities                              --              --
                                                             ---------       ---------


Cash Flows from Financing Activities                              --              --
                                                             ---------       ---------


Increase (Decrease) in Cash and Cash Equivalents                  --              --

Cash and cash equivalents at beginning of period                  --              --
                                                             ---------       ---------

Cash and cash equivalents at end of period                   $    --         $    --
                                                             =========       =========

Supplemental Disclosures of Interest and Income Taxes Paid

      Interest paid during the period                        $    --            $    --
                                                             =========          =========
      Income taxes paid (refunded)                           $    --            $    --
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