Form 10KSB
period 1999-03-31
SPECTRUM PHARMACEUTICAL CORP
filed 1999-05-27
CIK 875579

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                    For the Fiscal Year Ended: March 31, 1999

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

As of March 31, 1999 the aggregate market value of the Registrant's common stock, computed by reference to the average bid and asked prices of such stock on that date or the date of the last trades in that month, held by non-affiliates of the Registrant was approximately $101,979. As of March 31, 1999 the Registrant had 6,911,165 shares of its Common Stock ($0.001 par value) issued and outstanding. Transitional Small Business Disclosure Format
Yes ( ) No (X).

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

The Company became delinquent in its SEC reporting and the payment of franchise taxes to the State of Florida in 1994. In April 1999 management decided to bring the Company's SEC reporting current and pay its delinquent franchises taxes so that the Company can pursue a new business plan. The Company has entered into a contract with a consultant to help it achieve these immediate goals. On May 10, 1999 the Company paid in full its delinquent franchise taxes and was reinstated by the State of Florida.

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

Employees
---------
As of April 30, 1999 the Company had one employee, its President.


Item 2.  Properties    None.
         -------------------

Item 3.  Legal Proceedings.
         -------------------

The Company and its President are defendants in a case begun by Linda Johnson in August 1992 in the 15th Judicial Circuit Court for Palm Beach County, Florida, seeking damages for the alleged improperly divesting Johnson of her interest in the Company. Johnson was an original partner with Dr. Howard Wertheim and Dr. Alfred Sapse in a partnership that was a predecessor to the Company. That partnership was terminated in 1990 and this case arises out of a dispute concerning what Johnson was entitled to receive as a result of that termination. In February 1999 the Company's Board of Directors authorized a settlement of this litigation by transferring a patent to the plaintiff in full satisfaction of all of her claims.

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

Quarter Ended             High Bid          Low Bid
June 30, 1997             $0.02               $0.01
September 30, 1997        $0.04               $0.01
December 31, 1997         $0.03               $0.01
March 31, 1998            $0.01               $0.01
June 30.1998              $0.01               $0.01
September 30, 1998        $0.01               $0.01
December 31, 1998         $0.01               $0.01
March 31, 1999            $0.01               $0.01

On March 31, 1999 the reported high bid price for the Common Stock was $0.01 and the lowest offer price was $0.01. As of March 31, 1999 there were 311 holders of record of the Company's common stock.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         None.


PART III

Item 9.  Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

The director and executive officer of the Company as of March 31, 1999 is Howard
I. Wertheim, who serves as President, Secretary, Treasurer and sole Director.

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

Currently, Dr. Wertheim is semi-retired.

Item 10.  Executive Compensation.
          -----------------------

         There follows a statement regarding the cash compensation paid or accrued during the fiscal year ended March 31, 1999 for the Company's President, Dr. Howard Wertheim, who was the only officer or director receiving any compensation from the Company.

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

Pursuant to his employment contract Dr. Wertheim was entitled to receive $152,500 for the fiscal year that ended March 31, 1999.


Item 11. Security Ownership by Certain Beneficial Owners and Management.

The following table set forth, as of March 31, 1999, the beneficial ownership of the Company's common stock by: (i) persons who own of record or are know to own, beneficially, more than 5% of the Company's common stock; (ii) each director or officer of the Company; and (iii) all directors and officers as a group.


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
As a Group (one person)

Item 12. Certain Relationships and Related Transactions.    None.
         -----------------------------------------------

PART IV


Item 13. Exhibits,  Index to Financial Statements and Reports on Form 8-K.
         -----------------------------------------------------------------

(A) Index to financial statements that are filed as part of this report:

Report of Independent Certified Accountants                                 F-3

Balance Sheets as of March 31, 1999 and 1998                                F-4

Statements of Operations and Comprehensive Income
  for the years ended March 31, 1999 and 1998 and for the
 period  May 29, 1990  (date of  inception) to March 31 1999                F-5

Statement of Changes in Stockholders' Equity
 for the period from May 29, 1990  (date of inception)
  to March 31, 1999                                                         F-6

Statements of Cash Flows for the years ended
  March 31, 1999 and 1998 and for the period from
   May 29, 1990 (date of  inception) to March 31, 1999                      F-8

Index to Financial Statements                                               F-9


(B) Reports on Form 8-K: None.


C. Exhibits.

The  following   exhibits  are   incorporated  by  reference  to  the  Company's
Registration  Statement on Form S-18 (File No.  33-40848-A)  effective  July 25,
1999.

Exhibit No.              Description
-----------              -----------
2.0           Articles of Incorporation of the Registrant
2.1           Bylaws of the Registrant
2.5           Articles of Amendment to Articles of Incorporation

The following exhibits are incorporated by reference to the Company's Form 10-K for the fiscal year ending March 31, 1992:

Exhibit No.              Description
-----------              ------------
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


SPECTRUM PHARMACEUTIAL CORPORATION


BY:  /s/ Howard I. Wertheim
         -------------------
         Howard I. Wertheim, President and sole Director
         (Principal Executive Officer
          and Principal Financial Officer)


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

                                                      March 31, 1999 and 1998



















                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                       SPECTRUM PHARMACEUTICAL CORPORATION

                                    CONTENTS



                                                                           Page

Report of Independent Certified Public Accountants                           3

Financial Statements

   Balance Sheets as of March 31, 1999 and 1998                              4

   Statements of Operations and Comprehensive Income
     for the years ended March 31, 1999 and 1998
       and for the period May 29, 1990 (date of inception)
       to March 31, 1999                                                     5

   Statement of Changes in Stockholders' Equity
     for the period from May 29, 1990 (date of inception)
       to March 31, 1999                                                     6

   Statements of Cash Flows
     for the years ended March 31, 1999 and 1998
       and for the period May 29, 1990 (date of inception)
       to March 31, 1999                                                     8

   Notes to Financial Statements                                             9

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Spectrum Pharmaceutical Corporation

We have audited the accompanying balance sheets of Spectrum Pharmaceutical Corporation (a Florida corporation and a development stage company) as of March 31, 1999 and 1998 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ended and for the period from May 29, 1990 (date of inception) through March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Pharmaceutical Corporation (a development stage company) as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years then ended and for the period from May 29, 1990 (date of inception) through March 31, 1999, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS
                             March 31, 1999 and 1998


                                                              March 31,      March 31,
                                                               1999           1998
                                                             -----------    -----------

                                     ASSETS
Current Assets
   Cash                                                      $      --      $      --
                                                             -----------    -----------
     Total current assets                                           --             --
                                                             -----------    -----------

Other Assets
   Organization costs, net of accumulated
     amortization of $41,972, respectively                          --             --
   Patent                                                         20,000         20,000
                                                             -----------    -----------
     Total other assets                                           20,000         20,000
                                                             -----------    -----------

Total Assets                                                 $    20,000    $    20,000
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                  $      --      $      --
   Due to officer/shareholder                                    550,000        397,500
                                                             -----------    -----------
     Total current liabilities                                   550,000        397,500
                                                             -----------    -----------

Commitments and contingencies

Stockholders' Equity Common stock - $0.001 par value
     25,000,000 shares authorized
     6,911,165 shares issued and outstanding                       6,911          6,911
   Additional paid-in capital                                    926,021        926,021
   Deficit accumulated in the development stage               (1,462,932)    (1,310,432)
                                                             -----------    -----------
     Total stockholders' equity                                     --         (377,500)
                                                             -----------    -----------

Total Liabilities and Stockholders' Equity                   $    20,000    $    20,000
                                                             ===========    ===========


The accompanying notes are an integral part of these financial statements.
                                                                            F-4



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                         Years ended March 31, 1999 and  1998 and
                        Period from May 29, 1990 (date of
                        inception) through March 31, 1999

                                                                           Period from
                                                                           May 29, 1990
                                                                        (date of inception)
                                            Year ended    Year ended         through
                                             March 31,     March 31,        March 31,
                                                1999          1998            1999
                                           -----------    -----------    -----------------


Revenues                                   $      --      $      --         $      --
                                           -----------    -----------       -----------

Expenses
   General and administrative expenses
     Compensation                              152,500        142,500           902,500
     Other operating expenses                     --             --             514,973
   Depreciation                                   --             --               1,660
   Amortization of organization costs             --             --              41,972
   Loss on abandonment of office
     furniture and equipment                      --             --               1,827
                                           -----------    -----------       -----------

     Total expenses                            152,500        142,500         1,462,932
                                           -----------    -----------       -----------

Net Loss                                      (152,500)      (142,500)       (1,462,932)

Other comprehensive income                        --             --                --
                                           -----------    -----------       -----------

Net Loss                                   $  (152,500)   $  (142,500)      $(1,462,932)
                                           ===========    ===========       ===========

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted        $(0.02)        $(0.02)       $(0.28)
                                                 =====          =====          ====

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                   6,911,165      6,911,165      5,273,380
                                           ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.
                                                                             F-5




                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       Period from May 29, 1990 (date of inception) through March 31, 1999

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
                                    ==========    ==========   ==========    ==========    ==========


                                  - Continued -


The accompanying notes are an integral part of these financial statements.
                                                                             F-6



                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
       Period from May 29, 1990 (date of inception) through March 31, 1999

                                                                                Deficit
                                                                              accumulated
                                                               Additional     during the
                                           Common Stock         paid-in       development
                                     Shares         Amount       capital        stage         Total
                                   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 1994           4,296,165   $     4,296   $   557,704   $  (760,814)   $  (198,814)

Common stock issued for
   Payment of executive
       compensation and
       assumption of liabilities     2,500,000         2,500       353,482          --          355,982
   Payment of services                 115,000           115        14,835          --           14,950

Net loss for the year                     --            --            --        (138,173)      (138,173)
                                   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 1995           6,911,165         6,911       926,021      (898,987)        33,945

Net loss for the year                     --            --            --        (130,896)      (130,896)
                                   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 1996           6,911,165         6,911       926,021    (1,029,883)       (96,951)

Net loss for the year                     --            --            --        (138,049)      (138,049)
                                   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 1997           6,911,165         6,911       926,021    (1,167,932)      (235,000)

Net loss for the year                     --            --            --        (142,500)      (142,500)
                                   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 1998           6,911,165         6,911       926,021    (1,310,432)      (377,500)

Net loss for the year                     --            --            --        (152,500)      (152,500)
                                   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 1999           6,911,165   $     6,911   $   926,021   $(1,462,932)   $  (530,000)
                                   ===========   ===========   ===========   ===========    ===========






The accompanying notes are an integral part of these financial statements.
                                                                             F-7

                       SPECTRUM PHARMACEUTICAL CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                     Years ended March 31, 1999 and 1998 and
       Period from May 29, 1990 (date of inception) through March 31, 1999

                                                                                        Period from
                                                                                        May 29, 1990
                                                                                     (date of inception)
                                                      Year ended       Year ended          through
                                                       March 31,       March 31,          March 31,
                                                            1999            1998            1999
                                                    ---------------   --------------   ---------------

Cash Flows from Operating Activities
   Net loss for the period                          $      (152,500)  $     (142,500)  $(1,462,932)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                            --               --           1,660
       Amortization of organization costs                      --               --          41,972
       Loss on abandonment of office
         furniture and equipment                               --               --           1,827
       Services and executive compensation
         paid with common stock                                --               --         806,001
       (Increase) Decrease in
         Prepaid expenses                                      --               --            --
         Organization costs and other                          --               --         (41,972)
       Increase (Decrease) in
         Accounts payable and other liabilities                --               --            --
         Due to shareholder/officer                         152,500          142,500       550,000
                                                    ---------------   --------------   -----------
Net cash used in operating activities                          --               --        (103,444)
                                                    ---------------   --------------   -----------

Cash Flows from Investing Activities
   Purchase of office furniture and equipment                  --               --          (3,487)
   Cash paid for patent development                            --               --         (20,000)
                                                    ---------------   --------------   -----------
Net cash used in investing activities                          --               --         (23,487)
                                                    ---------------   --------------   -----------

Cash Flows from Financing Activities
     Sale of common stock                                      --               --         189,950
     Cash paid for underwriting costs                          --               --         (63,019)
                                                    ---------------   --------------   -----------
Net cash used in financing activities                          --               --         126,931
                                                    ---------------   --------------   -----------

Increase (Decrease) in Cash                                    --               --            --

Cash at beginning of period                                    --               --            --
                                                    ---------------   --------------   -----------

Cash at end of period                               $          --     $         --     $      --
                                                    ===============   ==============   ===========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                   $          --     $         --     $      --
                                                    ===============   ==============   ===========
     Income taxes paid for the period               $          --     $         --     $      --
                                                    ===============   ==============   ===========


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

The Company has generated no operating revenues from inception and has incurred cumulative operating losses of approximately $1,463,000. Accordingly, the Company is considered to be in the development stage. Accordingly, the Company is fully dependent upon management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

5.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and/or warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and/or warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1999 and 1998, the Company's outstanding options are deemed to be anti-dilutive due to the Company's net operating loss position.

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