Form 10QSB
period 1999-06-30
WORLDWIDEWEB INSTITUTE COM INC
filed 1999-08-12
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934

                  For the quarterly period ended June 30, 1999

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________



                       Commission File Number: 33-40848-A

                        WorldWideWeb Institute.com, Inc.
        (Exact name of small business issuer as specified in its charter)


           Florida                                             65-0260247
  (State of incorporation)                              (IRS Employer ID Number)

                 6245 N. W. 9th Avenue, Ft. Lauderdale FL 33309
                    (Address of principal executive offices)

                                 (954) 776-8444
                           (Issuer's telephone number)

 Spectrum Pharmaceutical Corporation, 16910 Dallas Parkway, Suite 100 Dallas,
 TX 75248
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     YES X     NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 6, 1999: 7,641,250

Transitional Small Business Disclosure Format (check one):    YES       NO X

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

                 Form 10-QSB for the Quarter ended June 30, 1999

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation            9


Part II - Other Information

  Item 1 Legal Proceedings                                                   10

  Item 2 Changes in Securities                                               10

  Item 3 Defaults Upon Senior Securities                                     11

  Item 4 Submission of Matters to a Vote of Security Holders                 11

  Item 5 Other Information                                                   11

  Item 6 Exhibits and Reports on Form 8-K                                    11


Signatures                                                                   11




Part 1 - Item 1 - Financial Statements

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                                 Balance Sheets
                             June 30, 1999 and 1998

                                   (Unaudited)
                                    ---------
                                                                 1999           1998
                                                             -----------    -----------

                                    ASSETS
Current Assets
   Cash on hand and in bank                                  $      --      $      --
                                                             -----------    -----------
      Total current assets                                          --             --
                                                             -----------    -----------

Other Assets
   Organization costs, net of accumulated
      amortization of $41,972, respectively                         --             --
   Patents                                                          --           20,000
                                                             -----------    -----------
      Total other assets                                            --           20,000
                                                             -----------    -----------

Total Assets                                                 $      --      $    20,000
                                                             ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                  $      --      $      --
   Due to officer/shareholder                                       --          433,750
                                                             -----------    -----------
      Total current liabilities                                     --          433,750
                                                             -----------    -----------

Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.00001 par value.  50,000,000 shares
      authorized.  7,641,250 and 691,250 issued and
      outstanding, respectively                                       76              7
   Additional paid-in capital                                    950,856        932,925
   Deficit accumulated during the development phase             (950,932)    (1,346,682)
                                                             -----------    -----------
      Total shareholders' equity                                    --         (413,750)
                                                             -----------    -----------

Total Liabilities and Shareholders' Equity                   $      --      $    20,000
                                                             ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                Statements of Operations and Comprehensive Income
                    Three months ended June 30, 1999 and 1998

                                   (Unaudited)
                                    ---------
                                                         1999           1998
                                                     -----------    -----------

Revenues                                             $      --      $      --
                                                     -----------    -----------

Operating Expenses
   General and administrative expenses                    18,000         36,250
   Depreciation and amortization                            --             --
                                                     -----------    -----------
      Total operating expenses                            18,000         36,250
                                                     -----------    -----------

Loss from operations                                     (18,000)       (36,250)

Other income (expense)
   Litigation settlement                                 (20,000)          --
   Forgiveness of accrued compensation
      under employment agreement                         550,000           --
                                                     -----------    -----------

Net Income (Loss) before Income Taxes                    512,000        (36,250)

Income tax provision                                        --             --
                                                     -----------    -----------

Net Income (Loss)                                        512,000        (36,250)

Other comprehensive income                                  --             --
                                                     -----------    -----------

Comprehensive Income                                 $   512,000    $   (36,250)
                                                     ===========    ===========


Income (Loss) per share of common stock outstanding,
   computed on net loss - basic and fully diluted    $      0.21    $     (0.05)
                                                     ===========    ===========

Weighted-average number of shares outstanding          2,491,250        691,250
                                                     ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                            Statements of Cash Flows
                    Three months ended June 30, 1999 and 1998

                                   (Unaudited)
                                    ---------
                                                                            1999         1998
                                                                         ---------    ---------

Cash Flows from Operating Activities
   Net income (loss)                                                     $ 512,000    $ (36,250)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                        --           --
         Lawsuit settlement paid with transfer of assets                    20,000         --
         Common stock issued for consulting fees                            18,000         --
         Forgiveness of accrued compensation on employment contract       (550,000)        --
         Increase (decrease) in
            Due to officer/shareholder                                        --         36,250
                                                                         ---------    ---------
      Net cash provided by operating activities                               --           --
                                                                         ---------    ---------

Cash Flows from Investing Activities                                          --           --
                                                                         ---------    ---------

Cash Flows from Financing Activities                                          --           --
                                                                         ---------    ---------

Increase in Cash and Cash Equivalents                                         --           --

Cash and cash equivalents at beginning of period                              --           --
                                                                         ---------    ---------

Cash and cash equivalents at end of period                               $    --      $    --
                                                                         =========    =========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                       $    --      $    --
                                                                         =========    =========
Income taxes paid (refunded)                                             $    --      $    --
                                                                         =========    =========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Settlement of lawsuit with transfer of a patent                       $  20,000    $    --
                                                                         =========    =========











The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

                          Notes to Financial Statements


Note 1 - Basis of Presentation

WorldWideWeb Institute.com, Inc. (Company) was incorporated on May 29, 1990 as Interamerican Pharmaceutical Corporation under the laws of the State of Florida. The Company changed its name to Spectrum Pharmaceutical Corporation in April 1991. The Company was originally formed to engage in the development and marketing of certain products utilizing the chemical compound procaine hydrochloride for the treatment of tinnitus, certain symptoms of Alzheimer's Disease and cocaine addiction. The Company received a patent covering its products for the specifically named conditions and diseases.

On June 29, 1999, as filed on July 30, 1999, the Company amended its Articles of Incorporation to issue up to 50,000,000 shares of $0.00001 par value Common
Stock and to effect a one (1) for ten (10) reverse stock split, with no fractional shares being issued. All issued and outstanding share amounts in the accompanying financial statements have been restated to reflect the effect of this reverse stock split as of the first day of the first period presented. The Company also changed its corporate name to WorldWideWeb Institute.com, Inc.

On July 2, 1999, the Company issued approximately 5,025,000 shares of post-reverse split stock to acquire 100% of the issued and outstanding stock of WorldWideWeb Institute, Inc. (a privately owned Florida corporation). WorldWideWeb Institute, Inc. then became a wholly-owned operating subsidiary of the Company.

The Company will retain its March 31 year-end for all future periods.

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2000.

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

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

                    Notes to Financial Statements - Continued


Note 2 - Summary of Significant Accounting Policies

a.)   Cash and cash equivalents
      -------------------------

      The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

b.)   Income taxes
      ------------

      The Company filed a separate corporate federal income tax return through December 31, 1998. Due to the changes in control occurring in 1999, the Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

      The Company uses the asset and liability method of accounting for income taxes. At June 30, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily non-deductible accrued compensation amounts payable to an officer.

      As of June 30, 1999 and 1998, the deferred tax asset related to the deferred deductibility of the accrued compensation to an officer was fully reserved.

c.)   Income (Loss) per share
      -----------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 1999 and 1998, the Company had no warrants and options outstanding which could be deemed to be dilutive.

Note 3 - Common stock transactions

On June 29, 1999, as filed on July 30, 1999, the Company amended its Articles of Incorporation to issue up to 50,000,000 shares of $0.00001 par value Common Stock and to effect a one (1) for ten (10) reverse stock split. All issued and outstanding share amounts in the accompanying financial statements have been restated to reflect the effect of this reverse stock split as of the first day of the first period presented.

On April 1,  1999,  the  Company  issued  18,000,000  pre-reverse  split  shares
(1,800,000 post-reverse split shares, as discussed below) of unregistered, restricted common stock to its former President in settlement of a consulting contract for providing various services to the Company in preserving the corporate entity during preceding years.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

                    Notes to Financial Statements - Continued


Note 3 - Common stock transactions - Continued

On July 6, 1999, the Company issued 125,000 post-reverse split shares of restricted, unregistered common stock in settlement of a consulting agreement, valued at approximately $6,000, as compensation for various services rendered to the Company for the purpose of identifying a suitable merger candidate for the Company and for paying certain reactivation expenses on behalf of the Company.

Note 4 - Contingencies

Employment Agreement
--------------------

On June 1, 1992, the Company entered into an Employment Contract (Contract) with an individual to serve as the Company's President. The Contract required a annual base salary, as specified to use the Contract's anniversary dates, as follows:

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

Additionally, the Contract provided for discretionary bonuses, paid vacation and sick leave time, use of a Company automobile or reimbursement for the use of a personal automobile and various normal insurance coverage for life and health coverages.

Effective April 1, 1999, this individual and the Company executed an Agreement whereby all accrued compensation under this Agreement were forgiven by the individual with no further liability to the Company. Accordingly, the reversal of these accruals resulted in a one-time income item of $550,000. Pursuant to the Internal Revenue Code, none of these accrued amounts were eligible for deduction for income tax purposes in the initial year of accrual and no income tax effect is realized as a result of this forgiveness.

Litigation
----------

The Company and its then President were defendants in a case initiated in August 1992 in Circuit Court for the 15th Judicial Circuit for Palm Beach County, Florida seeking damages related to the termination of a partnership which was the predecessor to the Company. In February 1999, this litigation was authorized to be settled by the Company's Board of Directors through the transference of the patent assigned to the Company to the plaintiff. In May 1999, this lawsuit was settled through the physical transfer of the patent assigned to the Company.

Consulting Agreement
--------------------

On April 1, 1999, the Company executed a consulting agreement with an individual, who became an officer of the Company on May 20, 1999. This contract was settled on July 6, 1999 with the issuance of 125,000 post-reverse split shares of unregistered, restricted common stock, valued at approximately $6,000, as compensation for various services rendered to the Company for the purpose of identifying a suitable merger candidate for the Company and for paying certain reactivation expenses on behalf of the Company.

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


(2)    Results of Operations, Liquidity and Capital Resources

On May 20, 1999, the Company's then majority shareholder, Dr. Howard I. Wertheim, executed a Stock Purchase Agreement whereby he sold 22,472,634 of the 24,911,165 pre-reverse split shares (2,247,263 of 2,491,250 post-reverse split shares) of common stock then issued and outstanding to Halter Capital Corporation in a cash transaction. Halter Capital Corporation then became the Company's controlling shareholder.

On July 2, 1999, Halter Capital Corporation executed a Stock Purchase Agreement whereby they sold 1,815,000 of the 2,491,250 post-reverse split shares of common stock then issued and outstanding to Smiley J. Sansoni, Randall Denton, James Brett Hudson, Dana Williams, Mira DeLane, Corporate Builders, Inc. and
Prosperity Power, Inc. (collectively New Shareholders). The New Shareholders then became the Company's controlling shareholders. These individuals were also the controlling shareholders of WorldWideWeb Institute, Inc.

On July 2, 1999, concurrent with the above transaction, the Company issued approximately 5,025,000 shares of post-reverse split stock to acquire 100% of the issued and outstanding stock of WorldWideWeb Institute, Inc. (a privately owned Florida corporation). WorldWideWeb Institute, Inc. then became a wholly-owned operating subsidiary of the Company.

The Company will retain its March 31 year-end for all future periods.

The Company's operating subsidiary, WorldWideWeb Institute, Inc. was incorporated on February 12, 1998 under the laws of the State of Florida and adopted a year-end of March 31. There were no operations through March 31, 1998. For the year ended March 31, 1999, the subsidiary generated net sales of approximately $2.6 million and net income after provision for income taxes of approximately $104,000. Proforma earnings per share for the period ended March 31, 1999 were approximately $0.01 per share based on 7,641,250 weighted-average shares issued and outstanding.

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


Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       On July 30, 1999, the Company amended its Articles of Incorporation to issue up to 50,000,000 shares of $0.00001 par value Common Stock and to effect a one (1) for ten (10) reverse stock split, with no fractional shares being issued. All issued and outstanding share amounts in the accompanying financial statements have been restated to reflect the effect of this reverse stock split as of the first day of the first period presented.

       On May 20, 1999, the Company's then majority shareholder, Dr. Howard I. Wertheim, executed a Stock Purchase Agreement whereby he sold 22,472,634 of the 24,911,165 pre-reverse split shares (2,247,263 of 2,491,250 post-reverse split shares) of common stock then issued and outstanding to Halter Capital Corporation in a cash transaction. Halter Capital Corporation then became the Company's controlling shareholder.

       On July 2, 1999, Halter Capital Corporation executed a Stock Purchase Agreement whereby they sold 1,815,000 of the 2,491,250 post-reverse split shares of common stock then issued and outstanding to Smiley J. Sansoni, Randall Denton, James Brett Hudson, Dana Williams, Mira DeLane, Corporate Builders, Inc. and Prosperity Power, Inc. (collectively New Shareholders) in a cash transaction. The New Shareholders then became the Company's controlling shareholders. These individuals were also the controlling shareholders of WorldWideWeb Institute, Inc.

       On July 2, 1999, concurrent with the above transaction, the Company issued approximately 5,025,000 shares of post-reverse split stock to acquire 100% of the issued and outstanding stock of WorldWideWeb Institute, Inc. (a privately owned Florida corporation). WorldWideWeb Institute, Inc. then became a wholly-owned operating subsidiary of the Company.

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

                                               WorldWideWeb Institute.com, Inc.


August    6   , 1999                   /s/ Smiley J. Sansoni.
       -------                       ------------------------------------------
                                                             Smiley J. Sansoni.
                                                        President, Director and
                                                        Chief Executive Officer

August    6   , 1999                        /s/ Ernest D. Chu
       -------                       -------------------------------------------
                                                                  Ernest D. Chu
                                                        Chief Financial Officer
                                                                   and Director