Form 10QSB/A
period 1999-06-30
WORLDWIDEWEB INSTITUTE COM INC
filed 1999-09-03
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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

Spectrum Pharmaceutical Corporation, 16910 Dallas Parkway, Suite 100, Dallas TX 75248
--------------------------------------------------------------------------------

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

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        11


Part II - Other Information

  Item 1   Legal Proceedings                                                13

  Item 2   Changes in Securities                                            13

  Item 3   Defaults Upon Senior Securities                                  13

  Item 4   Submission of Matters to a Vote of Security Holders              13

  Item 5   Other Information                                                13

  Item 6   Exhibits and Reports on Form 8-K                                 14


Signatures                                                                  14


                        Discussion of Nature of Amendment
                        ---------------------------------

This amendment reflects the restated financial statements of the Registrant required by the July 1999 transaction reported on Form 8-K and the related amended Form 8-K/A disclosing the acquisition of WorldWideWeb Institute, Inc. by WorldWideWeb Institute.com, Inc. (formerly Spectrum Pharmaceutical Corporation). A July 2, 1999 change in control of the Registrant and the simultaneous acquisition of WorldWideWeb Institute, Inc. shared common ownership and management. Accordingly, the acquisition was accounted for pursuant to Interpretation # 39 of Accounting Principles Board Opinion # 16, "Business Combinations", whereby the combination of entities under common control are accounted for on an "as-if-pooled" basis.

Part 1 - Item 1 - Financial Statements

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                                 Balance Sheets
                             June 30, 1999 and 1998

                                   (Unaudited)

                                     ASSETS

                                                    1999          1998
                                                -----------    -----------
Current Assets
   Cash on hand and in bank                     $   125,863    $    12,793
   Accounts receivable, net of allowance for
      doubtful accounts of $-0-, respectively
         Trade                                       85,058          9,334
         Other                                       63,948          1,427
   Prepaid and other expenses                        64,569         14,756
                                                -----------    -----------

      Total current assets                          339,438         38,310
                                                -----------    -----------


Property and equipment - at cost
   Computer equipment                               248,410         10,485
   Other                                             86,784         10,036
                                                -----------    -----------
                                                    335,194         20,521
   Accumulated depreciation                         (63,248)          (996)
                                                -----------    -----------

      Net property and equipment                    271,946         19,525
                                                -----------    -----------


Other Assets
   Due from related parties                         400,453           --
   Other                                              5,014         22,053
                                                -----------    -----------

      Total other assets                            405,467         22,053
                                                -----------    -----------

Total Assets                                    $ 1,016,851    $    79,888
                                                ===========    ===========

                                  - Continued -



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                           Balance Sheets - Continued
                             June 30, 1999 and 1998

                                   (Unaudited)

                                                        1999            1998
                                                    ------------    ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Notes payable                                   $    100,000    $       --
   Current maturities of capital lease payable             --             7,255
   Accounts payable - trade                              65,033           2,632
   Other accrued liabilities                            156,853          13,571
   Income taxes payable                                 167,750            --
   Deferred revenues                                    237,772          87,311
   Due to officer/shareholder                              --           433,750
                                                   ------------    ------------

      Total current liabilities                         727,408         544,519
                                                   ------------    ------------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.00001 par value 50,000,000
      shares authorized. 7,641,250 and 5,716,250
      issued and outstanding, respectively                   76              57
   Additional paid-in capital                           951,856         933,875
   Accumulated deficit                                 (661,589)     (1,397,663)
                                                   ------------    ------------
                                                        290,343        (463,731)
   Stock subscription receivable                           (900)           (900)
                                                   ------------    ------------

      Total shareholders' equity                        289,443        (464,631)
                                                   ------------    ------------

Total Liabilities and Shareholders' Equity         $  1,016,851    $     79,888
                                                   ============    ============



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4


                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                Statements of Operations and Comprehensive Income
                    Three months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                           1999           1998
                                                       -----------    -----------

Revenues                                               $ 1,745,794    $   148,461

Cost of Sales                                              512,438        100,332
                                                       -----------    -----------

Gross Profit                                             1,233,356         48,129
                                                       -----------    -----------

Operating Expenses
   Selling                                                 287,007         26,350
   General and administrative expenses                     639,358        108,014
   Depreciation                                             21,118            996
                                                       -----------    -----------
      Total operating expenses                             947,483        135,360
                                                       -----------    -----------

Income (Loss) from operations                              285,873        (87,231)

Other income (expense)
   Litigation settlement                                   (20,000)          --
   Forgiveness of accrued compensation
      under employment agreement                           550,000           --
                                                       -----------    -----------

Net Income (Loss) before Income Taxes                      815,873        (87,231)

Income tax provision                                      (117,000)          --
                                                       -----------    -----------

Net Income (Loss)                                          698,873        (87,231)

Other comprehensive income                                    --             --
                                                       -----------    -----------

Comprehensive Income                                   $   698,873    $   (87,231)
                                                       ===========    ===========


Income (Loss) per share of common stock outstanding,
   computed on net loss - basic and fully diluted            $0.09         $(0.02)
                                                              ====          =====

Weighted-average number of shares outstanding            7,641,250      5,716,250
                                                       ===========    ===========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               5



                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                            Statements of Cash Flows
                    Three months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                                           1999        1998
                                                                         ---------    ---------

Cash Flows from Operating Activities
   Net income (loss)                                                     $ 698,873    $ (87,231)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                      21,118          996
         Lawsuit settlement paid with transfer of assets                    20,000         --
         Common stock issued for consulting fees                            18,000         --
         Forgiveness of accrued compensation on employment contract       (550,000)        --
         (Increase) Decrease in
            Accounts receivable - trade                                    (43,807)      (9,334)
            Accounts receivable - other                                    (53,948)      (1,427)
            Prepaid expenses and other                                      58,008      (16,809)
         Increase (Decrease) in
            Accounts payable                                                14,652        2,632
            Other accrued liabilities                                       61,693       13,571
            Due to former officer/shareholder                                 --         36,250
            Income taxes payable                                           117,000         --
            Deferred revenues                                               52,644       87,311
                                                                         ---------    ---------
      Net cash provided by operating activities                            414,233       25,959
                                                                         ---------    ---------

Cash Flows from Investing Activities
   Advances to affiliates - net                                           (335,458)        --
   Purchase of property and equipment                                     (107,686)     (20,521)
                                                                         ---------    ---------
      Net cash used in investing activities                               (443,144)     (20,521)
                                                                         ---------    ---------

Cash Flows from Financing Activities
   Proceeds from notes payable                                             100,000        7,950
   Payments on capital lease payable                                        (1,379)        (695)
                                                                         ---------    ---------
      Net cash used in financing activities                                 98,621        7,255
                                                                         ---------    ---------

Increase in Cash and Cash Equivalents                                       69,710       12,693

Cash and cash equivalents at beginning of period                            56,153          100
                                                                         ---------    ---------

Cash and cash equivalents at end of period                               $ 125,863    $  12,793
                                                                         =========    =========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                       $    --      $    --
                                                                         =========    =========
   Income taxes paid (refunded)                                          $    --      $    --
                                                                         =========    =========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Settlement of lawsuit with transfer of a patent                       $  20,000    $    --
                                                                         =========    =========


The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               6

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

                          Notes to Financial Statements


Note 1 - Basis of Presentation

WorldWideWeb Institute.com, Inc. (Company) was incorporated on May 29, 1990 as Interamerican Pharmaceutical Corporation under the laws of the State of Florida. The Company changed its name to Spectrum Pharmaceutical Corporation in April 1991. The Company was originally formed to engage in the development and marketing of certain products utilizing the chemical compound procaine hydrochloride for the treatment of tinnitus, certain symptoms of Alzheimer's Disease and cocaine addiction. The Company was assigned a patent covering its products for the specifically named conditions and diseases.

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

A change in control of the Company and the simultaneous July 2, 1999 acquisition of WorldWideWeb Institute, Inc. shared common ownership and management. Accordingly, the acquisition was accounted for pursuant to Interpretation #39 of Accounting Principles Board Opinion # 16, "Business Combinations", whereby the combination of entities under common control are accounted for on an "as-if-pooled" basis. The combined financial statements of the Company and its wholly-owned subsidiary became the historical financial statements of the Company as of the first day of the first period presented.

The Company will retain its March 31 year-end for all future periods.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB and the accounting policies of WorldWideWeb Institute, Inc. on Form 8-K/A filed with the U. S. Securities and Exchange Commission. The information presented herein does not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB and the Form 8-K/A filed containing the historical financial statements of WorldWideWeb Institute, Inc. when reviewing the interim financial results presented herein.

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

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

                    Notes to Financial Statements - Continued


Note 3 - Common stock transactions - Continued

On April 15, 1999, the Company issued 125,000 post-reverse split shares of restricted, unregistered common stock in settlement of a consulting agreement, valued at approximately $6,000, which approximates the value of the services rendered and the "fair value" of the shares on the issue date, as compensation for various services rendered to the Company for the purpose of identifying a suitable merger candidate for the Company and for paying certain reactivation expenses on behalf of the Company.

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


Note 4 - Contingencies - continued

Consulting Agreement
--------------------

On April 1, 1999, the Company executed a consulting agreement with an individual, who became an officer of the Company on May 20, 1999. This contract was settled on April 15, 1999 with the issuance of 125,000 post- reverse split shares of unregistered, restricted common stock, valued at approximately $6,000, which approximates the value of the services rendered and the "fair value" of the shares on the issue date, as compensation for various services rendered to the Company for the purpose of identifying a suitable merger candidate for the Company and for paying certain reactivation expenses on behalf of the Company.






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

(2)    General

On May 20, 1999, the Company's then majority shareholder, Dr. Howard I. Wertheim, executed a Stock Purchase Agreement whereby he sold 22,472,634 of the 24,911,165 pre-reverse split shares (2,247,263 of 2,491,250 post- reverse split shares) of common stock then issued and outstanding to Halter Capital Corporation in a cash transaction. Halter Capital Corporation then became the Company's controlling shareholder.

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

Accordingly, the acquisition of WorldWideWeb Institute, Inc. was accounted for pursuant to the requirements of Interpretation # 39 of Accounting Principles Board Opinion # 16, "Business Combinations", whereby the combination of entities under common control is accounted for on an "as-if-pooled" basis. The combined financial statements of the Company and its new wholly-owned subsidiary became the historical financial statements of the Company as of the first day of the first period presented.

The Company will retain its March 31 year-end for all future periods.

(3)    Results of Operations, Liquidity and Capital Resources

The Company's operating subsidiary, WorldWideWeb Institute, Inc. was incorporated on February 12, 1998 under the laws of the State of Florida and adopted a year-end of March 31. There were no operations through March 31, 1998. For the three months ended June 30, 1999, the Company generated net sales of approximately $1,7 million and net income after provision for income taxes of approximately $699,000. For the three months ended June 30, 1998, the Company generated net sales for its initial quarter of operations of approximately $148,000 and incurred a net loss of approximately $(87,000), principally due to start-up expenses which were charged to operations as incurred. Included in net income for the period ended June 30, 1999 was a one time charge of approximately $20,000 related to a lawsuit settlement and the one-time forgiveness of accrued expenses from previous periods of approximately $550,000 related to a former employment contract with a former officer of the Company.

Earnings per share for the period ended June 30, 1999 were approximately $0.09 per share based on 7,641,250 weighted-average shares issued and outstanding and approximately $(0.02) per share based on 5,716,250 weighted-average shares issued and outstanding.

(4)    Liquidity and Capital Resources

For the three months ended June 30, 1999 and 1998, respectively, the Company generated net cash flows from operations of approximately $414,000 and $26,000. Due to the nature of the Company's business, the Company is required to maintain a technologically current computer production facility. Accordingly, the Company has expended approximately $108,000 and $21,000 on property and equipment for the three months ended June 30, 1999 and 1998, respectively. The Company anticipates further capital expenditures for computer facilities in future periods. However, at this time, the exact amount, if any, to be expended to maintain a technologically current facility cannot be predicted.

Liquidity to support day-to-day operations and the acquisition of capital equipment is expected to be provided by on-going operations.

(5)    Year 2000 Considerations

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

       On April 1, 1999, the Company executed a consulting agreement with an Kevin B. Halter, Jr., an individual who became an officer of the Company on May 20, 1999. This contract was settled on April 15, 1999 with the issuance of a to be determined number of shares which would equal 125,000 post-reverse split shares of unregistered, restricted common stock. This transaction was valued at approximately $6,000, which approximates the value of the services rendered and the "fair value" of the shares on the issue date, as compensation for various services rendered to the Company for the purpose of identifying a suitable merger candidate for the Company and for paying certain reactivation expenses on behalf of the Company.

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

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

July 8, 1999   Disclosure of Change in Control and Issuance of 5,025,000  shares of common stock to acquire 100.0% of the issued and outstanding common stock of WorldWideWeb Institute, Inc.




--------------------------------------------------------------------------------



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WorldWideWeb Institute.com, Inc.


September    3   , 1999                        /s/ Smiley J. Sansoni.
          -------                      -----------------------------------------
                                                              Smiley J. Sansoni.
                                                         President, Director and
                                                         Chief Executive Officer

September    3   , 1999                       /s/ Ernest D. Chu
          -------                      -----------------------------------------
                                                                   Ernest D. Chu
                                                         Chief Financial Officer
                                                                    and Director