Form 10QSB
period 1999-09-30
WORLDWIDEWEB INSTITUTE COM INC
filed 1999-11-15
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
    XX           QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
----------       EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1999

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
----------       OF 1934

                      For the transition period from ____________ to ___________



                       Commission File Number: 33-40848-A
                                               ----------

                        WorldWideWeb Institute.com, Inc.
        (Exact name of small business issuer as specified in its charter)

           Florida                                             65-0260247
  ------------------------                             ------------------------
  (State of incorporation)                             (IRS Employer ID Number)

                 6245 N. W. 9th Avenue, Ft. Lauderdale FL 33309
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (954) 776-8444
                                 --------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  X  NO
                                                                ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 12, 1999: 8,641,250

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

              Form 10-QSB for the Quarter ended September 30, 1999

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11


Part II - Other Information

  Item 1 Legal Proceedings                                                   13

  Item 2 Changes in Securities                                               13

  Item 3 Defaults Upon Senior Securities                                     14

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits and Reports on Form 8-K                                    14


Signatures                                                                   14

Part 1 - Item 1 - Financial Statements

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                                 Balance Sheets
                           September 30, 1999 and 1998

                                   (Unaudited)
                                   -----------

                                                         1999           1998
                                                     -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                          $   435,132    $    47,801
   Accounts receivable, net of allowance for
      doubtful accounts of $-0-, respectively
         Trade                                            40,068          7,140
         Other                                            41,046          7,000
   Prepaid and other expenses                            145,575         21,137
                                                     -----------    -----------

      Total current assets                               661,821         83,078
                                                     -----------    -----------


Property and equipment - at cost
   Computer equipment                                    319,001         59,232
   Other                                                  99,673         17,881
                                                     -----------    -----------
                                                         418,674         77,113
   Accumulated depreciation                              (90,734)        (5,450)
                                                     -----------    -----------

      Net property and equipment                         327,940         71,663
                                                     -----------    -----------


Other Assets
   Due from related parties                            1,578,373          1,910
   Other                                                   5,014         22,223
                                                     -----------    -----------

      Total other assets                               1,583,387         24,133
                                                     -----------    -----------

Total Assets                                         $ 2,573,148    $   178,874
                                                     ===========    ===========

                                  - Continued -



The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                           Balance Sheets - Continued
                           September 30, 1999 and 1998

                                   (Unaudited)
                                   -----------

                                                                      1999            1998
                                                                 ------------    ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Current maturities of capital lease payable                   $       --             5,360
   Accounts payable - trade                                           231,585           7,987
   Other accrued liabilities                                          336,296           8,394
   Income taxes payable                                               269,750          12,000
   Deferred revenues                                                  213,192          82,588
   Due to officer/shareholder                                            --           472,500
                                                                 ------------    ------------

      Total current liabilities                                     1,050,823         588,829
                                                                 ------------    ------------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.00001 par value.  50,000,000
      shares authorized.  8,717,750 and 5,716,250
      issued and outstanding, respectively.                                87              57
   Additional paid-in capital                                       2,014,845         933,875
   Accumulated deficit                                               (491,707)     (1,342,987)
                                                                 ------------    ------------
                                                                    1,523,225        (409,055)
   Stock subscription receivable                                         (900)           (900)
                                                                 ------------    ------------

      Total shareholders' equity                                    1,522,325        (409,955)
                                                                 ------------    ------------

Total Liabilities and Shareholders' Equity                       $  2,573,148    $    178,874
                                                                 ============    ============





The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                Statements of Operations and Comprehensive Income
             Six and Three months ended September 30, 1999 and 1998

                                   (Unaudited)

                                          Six months      Six months     Three months    Three months
                                             ended           ended           ended           ended
                                         September 30,   September 30,   September 30,   September 30,
                                               1999            1998            1999            1998
                                         -------------   -------------   -------------   -------------
Revenues                                 $   3,585,613   $     583,148   $   1,839,819   $     434,697

Cost of Sales                                1,037,881         215,443         525,443         115,111
                                         -------------   -------------   -------------   -------------

Gross Profit                                 2,547,732         367,715       1,314,376         319,586
                                         -------------   -------------   -------------   -------------

Operating Expenses
   Selling                                     370,157          69,857          83,150          43,507
                                             1,571,216         312,963         931,858         204,949
   General and administrative expenses          48,604           5,450          27,486           4,454
   Depreciation                          -------------   -------------   -------------   -------------
      Total operating expenses               1,989,977         388,270       1,042,494         252,910
                                         -------------   -------------   -------------   -------------

Income (loss) from operations                  557,755         (20,555)        271,882          66,676

Other income (expense)
   Litigation settlement                       (20,000)           --              --              --
   Forgiveness of accrued
      compensation under
      employment agreement                     550,000            --              --              --
                                         -------------   -------------   -------------   -------------

Net Income (Loss)
   before Income Taxes                       1,087,755         (20,555)        271,882          66,676

Income tax provision                           219,000            --           102,000          12,000
                                         -------------   -------------   -------------   -------------

Net Income (Loss)                              868,755         (20,555)        169,882          54,676

Other comprehensive income                        --              --              --              --
                                         -------------   -------------   -------------   -------------

Comprehensive Income (Loss)              $     868,755   $     (20,555)  $     169,882   $      54,676
                                         =============   =============   =============   =============

Income (Loss) per share of
   common stock outstanding,
   computed on net loss
      basic                              $        0.11   $       (0.01)  $        0.02   $        0.01
                                         =============   =============   =============   =============
      fully diluted                      $        0.11   $       (0.01)  $        0.02   $        0.01
                                         =============   =============   =============   =============

Weighted-average number
   of shares outstanding
      basic                                  7,895,594       5,716,250       8,166,196       5,716,250
                                         =============   =============   =============   =============
      fully diluted                          8,121,749       5,716,250       8,392,351       5,716,250
                                         =============   =============   =============   =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                            Statements of Cash Flows
                  Six months ended September 30, 1999 and 1998

                                   (Unaudited)
                                   -----------

                                                                          1999           1998
                                                                      -----------    -----------
Cash Flows from Operating Activities
   Net income (loss)                                                  $   868,755    $   (32,555)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                     48,604          5,450
         Lawsuit settlement paid with transfer of assets                   20,000           --
         Common stock issued for consulting fees                           18,000           --
         Forgiveness of accrued compensation on employment contract      (550,000)          --
         (Increase) Decrease in
            Accounts receivable - trade                                     1,183         (7,140)
            Accounts receivable - other                                   (31,046)        (7,000)
            Prepaid expenses and other                                    (22,998)       (23,360)
         Increase (Decrease) in
            Accounts payable                                              181,204          7,987
            Other accrued liabilities                                     241,136          8,394
            Due to former officer/shareholder                                --           75,000
            Income taxes payable                                          219,000         12,000
            Deferred revenues                                              28,064         82,588
                                                                      -----------    -----------
      Net cash provided by operating activities                         1,021,902        121,364
                                                                      -----------    -----------

Cash Flows from Investing Activities
   Purchase of property and equipment                                    (191,166)       (77,113)
                                                                      -----------    -----------
      Net cash used in investing activities                              (191,166)       (77,113)
                                                                      -----------    -----------

Cash Flows from Financing Activities
   Proceeds from private placements of
      common stock - net of selling expenses                            1,063,000           --
   Change in advances to affiliates - net                              (1,513,378)        (1,910)
   Proceeds from capital lease payable                                       --            7,950
   Payments on capital lease payable                                       (1,379)        (2,590)
                                                                      -----------    -----------
      Net cash used in financing activities                              (451,757)         3,450
                                                                      -----------    -----------

Increase in Cash and Cash Equivalents                                     378,979         47,701

Cash and cash equivalents at beginning of period                           56,153            100
                                                                      -----------    -----------

Cash and cash equivalents at end of period                            $   435,132    $    47,801
                                                                      ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                    $      --      $       191
                                                                      ===========    ===========
Income taxes paid (refunded)                                          $      --      $      --
                                                                      ===========    ===========

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
   Settlement of lawsuit with transfer of a patent                    $    20,000    $      --
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

On June 29, 1999, as filed on July 30, 1999, the Company amended its Articles of Incorporation to issue up to 50,000,000 shares of $0.00001 par value Common
Stock and to effect a one (1) for ten (10) reverse stock split, with no fractional shares being issued. All issued and outstanding share amounts in the accompanying financial statements have been restated to reflect the effect of this reverse stock split as of the first day of the first period presented. The Company also changed its corporate name to WorldWide Web Institute.com, Inc.

On July 2, 1999, the Agreement and Plan of Reorganization and Stock Purchase Agreement among Spectrum Pharmaceutical Corp. ("Acquiror"), the principal shareholder of the Acquiror, WorldWideWeb Institute, Inc. ("WorldWideWeb") and the shareholders of WorldWideWeb was completed. As part of the acquisition, the shareholders of WorldWideWeb acquired 5,025,000 shares of the Acquiror's Common Stock in exchange for all of the capital stock of WorldWide Web and, in addition, acquired 1,815,000 shares of the Acquiror from the principal shareholder of the Acquiror, Halter Capital Corporation, in consideration for $350,000. As a result of this transaction, the shareholders of WorldWideWeb received an aggregate of 6,840,000 shares or approximately 89.6% of the total outstanding Common Stock of the Acquiror. The exchange of consideration involved resulted from arms-length bargaining and there was no previous relationship between the Acquiror and its principal shareholder and WorldWideWeb and its shareholders. The cash portion of the consideration was derived from personal funds.

A change in control of the Company and the simultaneous July 2, 1999 acquisition of WorldWideWeb Institute, Inc. involved common ownership and management. Accordingly, the acquisition was accounted for pursuant to Interpretation #39 of Accounting Principles Board Opinion # 16, "Business Combinations", whereby the combination of entities under common control are accounted for on an "as-if-pooled" basis. The combined financial statements of the Company and its wholly-owned subsidiary became the historical financial statements of the Company as of the first day of the first period presented.

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

b.)   Income taxes
      ------------
      The Company filed a separate corporate federal income tax return through December 31, 1998. Due to the changes in control occurring in 1999, the Company has no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods.

      The Company uses the asset and liability method of accounting for income taxes. At September 30, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily non-deductible accrued compensation amounts payable to an officer.

c.)   Income (Loss) per share
      -----------------------
      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1999 and 1998, the Company had no warrants and options outstanding which could be deemed to be dilutive.


Note 3 - Due from Related Parties

The Company has made short term loans in the form of unsecured advances, provided services or paid certain expenses on behalf of foreign web-site marketing and production companies located in Toronto, Canada, Melbourne, Australia, and Sao Paolo, Brazil and which have received advances totaling approximately $1,578,000 and $1,000 as of September 30, 1999 and 1998, respectively. These foreign marketing affiliates presently are under substantial common control ownership, with ownership by local management and by Mr. Smiley Sansoni or Mr. Brett Hudson, officers and directors of the Company. These advances were primarily used to establish facilities and for working capital. These advances are due upon demand and bear an interest rate of 4% per annum. Subsequent to the end of the quarter, the Company's Board has approved the acquisition of these foreign marketing affiliates with neither Mr. Sansoni, nor Mr. Hudson receiving any additional consideration for assignment of their ownership to the Company.

Note 4 - Common stock transactions

On June 29, 1999, as filed on July 30, 1999, the Company amended its Articles of Incorporation to issue up to 50,000,000 shares of $0.00001 par value Common Stock and to effect a one (1) for ten (10) reverse stock split. All issued and outstanding share amounts in the accompanying financial statements have been restated to reflect WorldWideWeb Institute.com, Inc. (formerly Spectrum Pharmaceutical Corporation) the effect of this reverse stock split as of the first day of the first period presented.

On April 1,  1999,  the  Company  issued  18,000,000  pre-reverse  split  shares
(1,800,000 post-reverse split shares, as discussed below) of unregistered, restricted common stock to its former President in settlement of a consulting contract for providing various services to the Company in preserving the corporate entity during preceding years.

On April 15, 1999, the Company issued 125,000 post-reverse split shares of restricted, unregistered common stock in settlement of a consulting agreement, valued at approximately $6,000, which approximates the value of the services rendered and the "fair value" of the shares on the issue date, as compensation for various services rendered to the Company for the purpose of identifying a suitable merger candidate for the Company and for paying certain re activation expenses on behalf of the Company.

On July 2, 1999, the Company issued approximately 5,025,000 shares of post-reverse split stock to acquire 100% of the issued and outstanding stock of WorldWideWeb Institute, Inc. (a privately owned Florida corporation). WorldWideWeb Institute, Inc. then became a wholly-owned operating subsidiary of the Company.

In August 1999, the Company sold 1,000,000 Units under a Private Placement Memorandum, consisting of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock. Each Unit sold for $1.00 per share. Each warrant is exercisable at $2.25 per share and expires two (2) years from the date of issuance.
The Company realized net proceeds of approximately $900,000 in this transaction.

In September 1999, the Company issued a separate private placement offering an aggregate of 500,000 Units, consisting of one (1) share of common stock and one
(1) warrant to purchase one (1) share of common stock. As of September 30, 1999, the Company has sold 76,500 Units at $2.00 per Unit for total gross and net proceeds of approximately $153,000. Each warrant is exercisable at $2.25 per share and expires two (2) years from the date of issuance.


Note 5 - Contingencies

Litigation
----------

The Company is a plaintiff in two cases involving former employee violations of their non-compete, confidentiality and non-circumvention agreements. The defendants in the first case, WorldWideWeb Institute Inc. vs. USA Web Technology, Valentin Flores, Andrew Bessio and Gary Weston, alleges misappropriation of the Company's trade secrets pursuant to Chapter 688 of Florida Statutes. The defendant in the second case, WorldWideWeb Institute vs. Carol Fletcher Hudson, involves the defendant's alleged violation of her Non-Competition, Non-Disclosure and Non-Circumvention agreements which she signed as an employee of the Company. The Company does not believe either case, regardless of the outcome, will materially effect the results of the Company.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

                      Notes to Financial Statements - Continued

Note 6- Stock Option Plans

On July 1, 1999, the Company's Board of Directors and Shareholders approved a Qualified and Non-Qualified Stock Option Plan which authorized a total of 740,000 shares of common stock to be issued to employees and key persons. As of September 30, 1999, approximately 551,000 shares have been issued as part of the non-qualified plan at an exercise price of $1.50 per share.

The Company's Board of Directors and Shareholders also approved a one time grant of non-qualified options to the Company's President and Chief Executive Officer to purchase up to 450,000 shares of the Company's common stock. The vesting schedule of these option and the exercise prices are as follows: July 1, 2000 - 112,500 shares at $1.25 per share; July 1, 2001 - 112,500 shares at $2.50 per share;  July 1, 2002 - 112,500 shares at $3.75 per share; July 1, 2003 - 112,500 shares at $5.00 per share.

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

(3)      Results of Operations, Liquidity and Capital Resources

For the three months ended September 30, 1999, the Company's revenues were $1,839,819 compared to $434,697 in the previous year period ending September 30, 1998. Net after tax earnings for the three months ended September 30, 1999 were $169,882 compared to $54,676 for the three months ended September 30, 1998.

 For the six months ended September 30, 1999, revenues were 0$3,585,613 compared to the six months ended September 30, 1998 of $583,148. Net after tax earnings for the six months ended September 30, 1999 were $868,000 compared to a loss of $20,555, for the previous year period ending September 30, 1998. Net after tax earnings for six months ending September 30, 1999 included a non-recurring $530,000 net gain from release of debt obligations resulting from an employment contract, and litigation settlement.

The Company results reflect continued strong interest by small to medium sized businesses looking to establish web sites. During the quarter, the Company incurred a higher level of expenses a result of becoming a publicly traded company in July, and the addition of more production and administrative personnel to support increased sales of products.

Operating revenue during the second quarter ending September 30, 1999 was substantially similar to the Company's first quarter. However this reflects limitations on the number of production personnel and students primarily because the Company's need for additional space. The Company has subsequently obtained additional temporary space and has plans for expansion into permanent facilities.

WWWI incurred general and administrative expenses of approximately $1.57 million expended in the second quarter of the fiscal year, reflecting the costs of additional personnel and expenditures as noted earlier. Marketing expenses were approximately $370, 157 for the six months, but were only $69,857 for the second quarter. This reflected timing differences in expenses, and the effects of the Company's implementation of more cost-effective methods of marketing its program.

Management anticipates that current expenditure levels will continue to increase in proportion to revenues of WWWI in future periods. While its current level of operations allows it to closely match financial expenditures with revenues, there is no assurance that future contracts, alliances or businesses will not require it to make significant expenditures in advance of revenues.

Earnings (loss) per share were approximately $0.11 and ($0.01) per share for the six months ended September 30, 1999 and 1998 respectively and approximately $0.02 and $0.01 per share for the second quarter only of Fiscal 2000 and 1999 respectively. Included in the $0.11 per share amount for the six months ended September 30, 1999 is approximately $0.07 per share related to one-time items previously discussed. Pro-forma earnings per share for continuing activities during Fiscal 2000 are approximately $0.04 per share.


(4)      Liquidity and Capital Resources

For the six months ended September 30, 1999 and 1998, the Company generated net cash flows from operations of $1,021,000 and $121,000. Due to the nature of the Company's business, the Company is required to maintain a technologically current computer production facility. Accordingly, the Company has expended approximately $191,000 and $77,000 on property and equipment during the six months ended September 30, 1999 and 1998 respectively. The Company anticipates increased further capital expenditures for computer and network facilities in future periods. However, at this time, the exact amount, if any to be expended to maintain a technologically current facility can not be predicted.

The Company raised $1,163,000 through the private sale of its securities as of September 30, 1999. On August 10,1999, the Company sold 1,000,000 units, each unit consisting of one common share and one 2-year warrant at $1 per unit, or proceeds of $1,000,000. As of September 30, 1999, it had sold 81,500 units, each unit consisting of one common share and one 2-year warrant at $2 per unit, or gross proceeds of $163,000.

The Company expects that its current day to day operational financial needs will be provided by on-going operations. Subsequent to the end of the quarter, the Company secured commitments for an additional $750,000 in capital which will be used for expansion and working capital.

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


Part II - Other Information

Item 1 - Legal Proceedings

      The Company is a plaintiff in two cases in Broward County Court alleging former Company employee violations of their non-compete, confidentiality and non-circumvention agreements. The defendants in the first case are USA Web Technology, Valentin Flores, Andrew Bessio and Gary Weston where the Company alleges misappropriation of trade secrets pursuant to Chapter 688 of Florida Statutes. The defendant in the second case is Carol Fletcher Hudson, and it involves the defendant's alleged violation of her Non-Competition, Non-Disclosure and Non-Circumvention agreements which she signed as an employee of the Company. The Company does not believe either case, regardless of the outcome, will materially effect the results of the Company.

Item 2 - Changes in Securities

On August 16, 1999, the Company sold 1,000,000 Units under a Private Placement Memorandum, consisting of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock. Each Unit sold for $2.00 per share. Each warrant is exercisable at $2.25 per share and expires two (2) years from the date of issuance.
The Company realized net proceeds of approximately $900,000 in this transaction.


In September 1999, the Company commenced another private placement offering an aggregate of 500,000 Units, consisting of one (1) share of common stock and one
(1) warrant to purchase one (1) share of common stock. As of September 30, 1999, the Company has sold 76,500 Units at $2.00 per Unit for total gross and net proceeds of approximately $153,000. Each warrant is exercisable at $2.25 per share and expires two (2) years from the date of issuance.

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       None

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

      None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WorldWideWeb Institute.com, Inc.


November  1, 1999                                  /s/ Smiley J. Sansoni.
         ---                              ------------------------------------
                                                       Smiley J. Sansoni.
                                                       President, Director and
                                                       Chief Executive Officer

November  1, 1999                                  /s/ Ernest D. Chu
         ---                              ------------------------------------
                                                       Ernest D. Chu
                                                       Chief Financial Officer
                                                       and Director