Form 10QSB
period 1999-12-31
WORLDWIDEWEB INSTITUTE COM INC
filed 2000-02-22
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark one)
   XX            QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
----------       EXCHANGE ACT OF 1934


                      For the quarterly period ended December 31, 1999

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
----------       OF 1934

                      For the transition period from ____________ to ___________



                       Commission File Number: 33-40848-A
                                               ----------

                        WorldWideWeb Institute.com, Inc.
        (Exact name of small business issuer as specified in its charter)

         Florida                                          65-0260247
------------------------                            ----------------------
(State of incorporation)                            (IRS Employer ID Number)

                 6245 N. W. 9th Avenue, Ft. Lauderdale FL 33309
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (954) 776-8444
                           ---------------------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 14, 2000: 9,588,250

Transitional Small Business Disclosure Format (check one):    YES    NO X
                                                                  --    --

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

               Form 10-QSB for the Quarter ended December 31, 1999

                                Table of Contents


                                                                       Page
                                                                       ----
Part I - Financial Information

  Item 1 Financial Statements                                            3

  Item 2 Management's Discussion and Analysis or Plan of Operation      15


Part II - Other Information

  Item 1 Legal Proceedings                                              17

  Item 2 Changes in Securities                                          17

  Item 3 Defaults Upon Senior Securities                                18

  Item 4 Submission of Matters to a Vote of Security Holders            18

  Item 5 Other Information                                              18

  Item 6 Exhibits and Reports on Form 8-K                               18


Signatures                                                              18

Part 1 - Item 1 - Financial Statements

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                                 Balance Sheets
                           December 31, 1999 and 1998

                                   (Unaudited)
                                   -----------

                                                         1999           1998
                                                     -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                          $   189,452    $   100,193
   Accounts receivable, net of allowance for
      doubtful accounts of $-0-, respectively
         Trade                                            66,576           --
         Other                                            17,250           --
   Prepaid and other expenses                             15,221
   Due from related parties                            1,429,378         11,512
   Due from unrelated entities                           200,000           --

      Total current assets                             1,917,877        111,705
                                                     -----------    -----------


Property and equipment - at cost
   Computer equipment                                    537,538        101,269
   Other                                                 183,890         37,322
                                                     -----------    -----------
                                                         721,428        138,591
   Accumulated depreciation                             (122,870)        (8,175)
                                                     -----------    -----------

      Net property and equipment                         598,558        130,416
                                                     -----------    -----------


Other Assets
   Investments in other entities                       1,508,872           --
   Other                                                   5,014         22,223
                                                     -----------    -----------

      Total other assets                               1,513,886         22,223
                                                     -----------    -----------

Total Assets                                         $ 4,030,321    $   264,344
                                                     ===========    ===========

                                  - Continued -



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                           Balance Sheets - Continued
                           December 31, 1999 and 1998

                                   (Unaudited)
                                   -----------

                                                         1999           1998
                                                    ------------   ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Current maturities of capital lease payable      $       --     $      2,699
   Accounts payable - trade                               38,289         17,498
   Other accrued liabilities                             637,598         36,676
   Income taxes payable                                  187,293            141
   Deferred revenues                                     142,518           --
   Due to officer/shareholder                            322,812        472,500
                                                    ------------   ------------

      Total current liabilities                        1,328,510        529,514
                                                    ------------   ------------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.00001 par value.  50,000,000
      shares authorized.  9,212,250 and 5,716,250
      issued and outstanding, respectively                    92             57
   Additional paid-in capital                          3,203,709        947,586
   Accumulated deficit                                  (501,090)    (1,211,913)
                                                    ------------   ------------
                                                       2,702,711       (264,270)
   Stock subscription receivable                            (900)          (900)
                                                    ------------   ------------

      Total shareholders' equity                       2,701,811       (265,170)
                                                    ------------   ------------

Total Liabilities and Shareholders' Equity          $  4,030,321   $    264,344
                                                    ============   ============





The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                   Statements of Operations and Comprehensive
          Income Nine and Three months ended December 31, 1999 and 1998

                                                     (Unaudited)

                                         Nine months    Nine months    Three months   Three months
                                            ended          ended          ended          ended
                                         December 31,   December 31,   December 31,   December 31,
                                             1999           1998           1999           1998
                                         -----------    -----------    -----------    -----------
Revenues                                 $ 6,083,581    $ 1,598,694    $ 1,774,291    $   939,557

Cost of Sales                              1,012,146        133,787        296,102        100,809
                                         -----------    -----------    -----------    -----------

Gross Profit                               5,071,435      1,464,907      1,478,188        838,748
                                         -----------    -----------    -----------    -----------

Operating Expenses
   Selling                                 2,321,617        806,015        684,333        502,098
   General and administrative expenses     2,362,452        665,048        884,795        304,601
   Depreciation                               30,294          8,175         (2,399)          --
                                         -----------    -----------    -----------    -----------
      Total operating expenses             4,714,363      1,479,238      1,566,729        806,699
                                         -----------    -----------    -----------    -----------

Income (loss) from operations                357,072        (14,331)       (88,541)        32,049

Other income (expense)
   Litigation settlement                     (20,000)          --             --             --
   Forgiveness of accrued
      compensation under
      employment agreement                   550,000           --             --             --
                                         -----------    -----------    -----------    -----------

Net Income (Loss)
   before Income Taxes                       887,072        (14,331)       (88,541)        32,049

Income tax provision                         179,363           --         (105,993)          --
                                         -----------    -----------    -----------    -----------

Net Income (Loss)                            707,709        (14,331)        17,452         32,049

Other comprehensive income                      --             --             --             --
                                         -----------    -----------    -----------    -----------

Comprehensive Income (Loss)              $   707,709    $   (14,331)   $    17,452    $    32,049
                                         ===========    ===========    ===========    ===========

Income (Loss) per share of
   common stock outstanding,
   computed on net loss
      Basic                              $      0.08            .00    $      0.00    $      0.01
                                         ===========    ===========    ===========    ===========
      Fully diluted                      $      0.08            .00    $      0.00    $      0.01
                                         ===========    ===========    ===========    ===========

Weighted-average number
   of shares outstanding
      basic                                8,236,426      5,716,250      8,914,386      5,716,250
                                         ===========    ===========    ===========    ===========
      fully diluted                        8,468,767      5,716,250      9,146,727      5,716,250
                                         ===========    ===========    ===========    ===========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               5



                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                            Statements of Cash Flows
                  Nine months ended December 31, 1999 and 1998

                                   (Unaudited)
                                   -----------

                                                                          1999           1998
                                                                      -----------    -----------
Cash Flows from Operating Activities
   Net income (loss)                                                  $   707,709    $   (14,331)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                     30,294          8,175
         Lawsuit settlement paid with transfer of assets                   20,000           --
         Common stock issued for consulting fees                           18,000           --
         Forgiveness of accrued compensation on employment contract      (550,000)          --
         (Increase) Decrease in
            Accounts receivable - trade                                   (25,325)          --
            Accounts receivable - other                                    (7,250)          --
            Prepaid expenses and other                                    108,042         (2,223)
         Increase (Decrease) in
            Accounts payable                                              (12,092)        17,498
            Other accrued liabilities                                     523,130         36,676
            Due to former officer/shareholder                                --           75,000
            Income taxes payable                                           96,906            141
            Deferred revenues                                             (42,610)          --
                                                                      -----------    -----------
      Net cash provided by operating activities                           866,804        120,936
                                                                      -----------    -----------

Cash Flows from Investing Activities
   Purchase of property and equipment                                    (407,840)      (138,591)
                                                                      -----------    -----------
      Net cash used in investing activities                              (407,840)      (138,591)
                                                                      -----------    -----------

Cash Flows from Financing Activities
   Proceeds from private placements of
      common stock - net of selling expenses                            2,118,415           --
   Cash advanced by officer and shareholder                               422,812           --
   Change in advances to affiliates - net                              (1,316,647)       115,049
   Advances to other entities                                            (200,000)          --
   Cash paid for investments in other entities                         (1,508,872)          --
   Proceeds from capital lease payable                                       --            7,950
   Payments on capital lease payable                                       (1,379)        (5,251)
                                                                      -----------    -----------
      Net cash used in financing activities                              (485,671)       117,748
                                                                      -----------    -----------

Increase in Cash and Cash Equivalents                                     (26,707)       100,093

Cash and cash equivalents at beginning of period                          216,159            100
                                                                      -----------    -----------

Cash and cash equivalents at end of period                            $   189,452    $   100,193
                                                                      ===========    ===========


The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               6

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                            Statements of Cash Flows
                  Nine months ended December 31, 1999 and 1998

                                   (Unaudited)
                                   -----------

                                                             1999       1998
                                                            --------   --------
Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                          $      -   $    191
                                                            ========   ========
      Income taxes paid (refunded)                          $ 82,457   $      -
                                                            ========   ========

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
      Settlement of lawsuit with transfer of a patent       $ 20,000   $      -
                                                            ========   ========







The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               7

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

On July 2, 1999, the Agreement and Plan of Reorganization and Stock Purchase Agreement among Spectrum Pharmaceutical Corp. ("Acquiror"), the principal shareholder of the Acquiror, WorldWideWeb Institute, Inc. ("WorldWideWeb") and the shareholders of WorldWideWeb was completed. As part of the acquisition, the shareholders of WorldWideWeb acquired 5,025,000 shares of the Acquiror's Common Stock in exchange for all of the capital stock of WorldWideWeb and, in addition, acquired 1,815,000 shares of the Acquiror from the principal shareholder of the Acquiror, Halter Capital Corporation, in consideration for $350,000. As a result of this transaction, the shareholders of WorldWideWeb received an aggregate of 6,840,000 shares or approximately 89.6% of the total outstanding Common Stock of the Acquiror. The exchange of consideration involved resulted from arms-length bargaining and there was no previous relationship between the Acquiror and its principal shareholder and WorldWideWeb and its shareholders. The cash portion of the consideration was derived from personal funds.

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

On December 8, 1999, the Company acquired 100.0% of the issued and outstanding stock of World Wide Web Institute of Canada, Inc., a Canadian corporation located in Toronto, Canada ("WWWC"), for the conversion of all loans by the Company to WWWC of approximately $844,000, into equity ownership of WWWC. The Company's President and controlling shareholder was a minority shareholder and a member of the Board of WWWC and the Company provided significant amounts of working capital to support WWWC's operations during its initial 12 months of operation through the date of acquisition by the Company. Due to the ownership and funding issues, the acquisition of WWWC by the Company was accounted for on an "as if pooled" basis, pursuant to the requirements of Interpretation #39 of Accounting Principles Board Opinion # 16 for entities under common control. Accordingly, the combined financial statements of the Company, its wholly-owned subsidiary discussed in the preceding paragraph and WWWC have become the historical consolidated financial statements of the Company as of the first day of the first period presented.

The Company will retain its March 31 year-end for all future periods.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

                    Notes to Financial Statements - Continued


Note 1 - Basis of Presentation - continued

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

a.)  Cash and cash equivalents and foreign currency translation

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     World Wide Web Institute, Inc. (Canada) ("WWWC") maintains funds in Canadian financial institutions in Canadian dollar (CN$) transaction accounts. All transactions reflected in the accompanying financial statements have been converted into US dollar equivalents, as of the end of each respective quarter at the Wall Street Journal published exchange rate on the last day of the fiscal quarter, for CN$ accounts.

b.)  Income taxes

     The Company filed a separate corporate federal income tax return through December 31, 1998. Due to the changes in control occurring in 1999, the Company has no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods.

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily non-deductible accrued compensation amounts payable to an officer.

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

d.)  Reclassifications

     Certain amounts in the accompanying financial statements have been reclassified to better reflect the Company's operations, in the opinion of management. These reclassifications have been reflected in all amounts shown in the accompanying financial statements.


Note 3 - Due from Related Parties

The Company has made short term loans in the form of unsecured advances, provided services or paid certain expenses on behalf of affiliated marketing and production companies located in, Melbourne, Australia, and Sao Paulo, Brazil totaling approximately $1,203,106 and $1,000 as of December 31, 1999 and 1998, respectively. These two foreign companies also provide additional lower cost production facilities for the Company, as well as providing a gateway for introduction of strategic marketing partnering arrangements with large local companies and international organizations. These companies are presently independently owned by local management, and Messrs. Hudson and Sansoni who are members of the Company's Management. As of December 31, 1999, these advances are due upon demand and bear an interest rate of 4% per annum. The Company's Board has approved the acquisition of these Companies, but has left the timing of the acquisition up to management, subject to due diligence, business evaluation and other considerations.

Note 4 - Due from Unrelated Parties

World Wide Web Institute, Inc. (Canada) has made short term loans in the form of unsecured advances, provided services or paid certain expenses on behalf of the Internet Resource Center Inc., a Canadian online training company. Such advances are expected to be repaid within one year.

Note 5 - Investments in Other Entities

The Company has made investments in several entities. The Company regards these strategic partnerships as a cost-effective way of extending its services or developing fast growing new markets. It has made its investments as either direct capital contributions, as equity for services, or as equity for expenditures made. These include TekLaunch, Inc., a marketer and developer of high end web sites, Low Cost Hosting.com, Inc., a provider of low cost hosting, Internet Sales Products.com, Inc., a network marketing re-seller of bundled web site and web site products and services, and WWT Services Corp., DBA E-Online Marketing.com,. an online marketing services and consulting firm. In each of these cases, the Company has a current minority interest of approximately 20% together with an option to acquire 80-100% ownership.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

                    Notes to Financial Statements - Continued

Note 6 - Other Accrued Liabilities

The Company's accrued liabilities as of December 31, 2000 were approximately $67,556 of accrued vacation expense, $76,129 of accrued or deferred payroll, $10,865 in accrued commission and $483,046 in accrued payroll taxes. Certain of these liabilities involved timing differences. As of February 15, 2000, the Company's accrued payroll tax liability was approximately $221,000.

Note 7 - Common stock transactions

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

On April 1, 1999, the Company, then known as Spectrum Pharmaceuticals issued 18,000,000 pre-reverse split shares (1,800,000 post-reverse split shares, as discussed below) of unregistered, restricted common stock to its former President in settlement of a consulting contract for providing various services to the Company in preserving the corporate entity during preceding years.

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

In August 1999, the Company sold 1,000,000 Units under a Private Placement Memorandum, consisting of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock. Each Unit sold for $1.00 per share. Each warrant is exercisable at $2.25 per share and expires two (2) years from the date of issuance. The Company realized net proceeds of approximately $900,000 in this transaction. In November, 2000, the Company permitted the conversion of a $100,000 note into 100,000 units consisting of 100,000 shares and 100,000 warrants.

In September 1999, the Company had an additional private placement offering of units, consisting of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock. As of December 31, 1999, the Company has sold 639,500 Units at $2.00 per Unit for total gross and net proceeds of approximately $1,279,000. Each warrant is exercisable at $2.25 per share and expires two (2) years from the date of issuance. Subsequent to December 31, 1999, the Company completed the offering by the sale of an additional 207,500 units under this offering and received net proceeds of $415,000.

In January 4, 2000, the Company made a limited 45-day offer to holders of its 2-year warrants with a $2.25 exercise price. For each warrant exercised into common stock during this period, the Company offered to issue an additional
2-year warrant exercisable at $8 per share. The Company has received an additional $610,200 from the exercise of 271,200 warrants.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

                    Notes to Financial Statements - Continued

Note 8 - Contingencies

Employment Agreement

On June 1, 1992, the Company, entered into an Employment Contract (Contract) with an individual to serve as the Company's President. The Contract required a annual base salary, as specified to use the Contract's anniversary dates, as follows:

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

Additionally, the Contract provided for discretionary bonuses, paid vacation and sick leave time, use of a Company automobile or reimbursement for the use of a personal automobile and various normal insurance coverage for life and health.

Employment Agreement

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

Litigation

The Company, then known as Spectrum Pharmaceutical and its then President were defendants in a case initiated in August 1992 in Circuit Court for the 15th Judicial Circuit for Palm Beach County, Florida seeking damages related to the termination of a partnership which was the predecessor to the Company. In February 1999, this litigation was authorized to be settled by the Company's
Board of Directors through the transference of the patent assigned to the Company to the plaintiff. This lawsuit was settled during May 1999 with the physical transfer of the patent assigned to the Company to the plaintiffs in the case.

As of December 31, 1999, the Company is involved in two lawsuits in the Seventeenth Judicial Circuit of Broward County, Florida. The first case is styled WorldWideWeb Institute, Inc., et. al. v. Carole Fletcher Hudson, Case 99-009287(05). This case involves the Company's filing of a complaint alleging Fletcher's breach of contract related to non-compete and non-disclosure issues upon her termination of employment from the Company. The second case is styled WorldWideWeb Institute, Inc. v. USAWEB Technology, Inc., Valentin Flores, Andrew Bessio and Gary Weston, Case 99-07925(12). This case seeks recovery of damages and injunctive relief in connection with USAWEB's solicitation of the Company's employees to resign from the Company and accept employment positions with USAWEB in violation of the respective employee's non-disclosure and non-compete clauses in their employment contracts. As of February 10, 2000, discovery is still in process in each case and no prediction of the ultimate outcome can be made. The Company is vigorously pursuing each case and no material negative financial or economic impact is anticipated.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

                    Notes to Financial Statements - Continued


Consulting Agreement

On April 1, 1999, the Company, then known as Spectrum Pharmaceutical, executed a consulting agreement with an individual, who became an officer of the Company on May 20, 1999. This contract was settled on April 15, 1999 with the issuance of 125,000 post-reverse split shares of unregistered, restricted common stock, valued at approximately $6,000, which approximates the value of the services rendered and the "fair value" of the shares on the issue date, as compensation for various services rendered to the Company for the purpose of identifying a suitable merger candidate for the Company and for paying certain reactivation expenses on behalf of the Company.

Note 9 - Commitments

During the third quarter of Fiscal 2000, the Company acquired 100.0% of the issued and outstanding stock of World Wide Web Institute, Inc. ("WWWC"), a Canadian corporation for the conversion of all loans by the Company of approximately $844,000 into equity in WWWC. The Company's President and controlling shareholder was a minority shareholder in WWWC, and assigned his interest to the Company without compensation. The Company provided significant amounts of working capital to support WWWC's operations during its initial 12 months of operation through the date of acquisition by the Company. Due to the ownership and funding issues, the acquisition of WWWC by the Company was accounted for on an "as if pooled" basis, pursuant to the requirements of Interpretation #39 of Accounting Principles Board Opinion # 16 for entities under common control. Accordingly, the combined financial statements of the Company, its wholly-owned subsidiary discussed in the preceding paragraph and WWWC have become the historical consolidated financial statements of the Company as of the first day of the first period presented.

In June, 1999, the Company initially entered into an strategic agreement with Low Cost Hosting.com, Inc. whereby it would refer both leads and provide administrative and technical support. Low Cost Hosting, agreed to designate WorldWideWeb Institute.com as its exclusive hosting source, and give it a 20% equity interest. In August, 1999, Low Cost Hosting reconfirmed the right of the Company to acquire the remaining 80% at a future date in exchange for direct investment or conversion of advances of $200,000.

On August 2, 1999, the Company entered into an agreement with Internet Sales Products.com, Inc. ("ISP")., a Florida corporation owned by a current Company shareholder. Under this agreement, the Company becomes the exclusive producer of all web sites sold by ISP. The Company also agrees to provide financial advances to ISP which includes administrative and accounting support and marketing leads of approximately $450,000 on behalf of Internet Sales Products, Inc. ISP grants the Company a 20% equity interest and gives the Company the right to convert these advances into an 80% interest in the Company, and to buy the remaining shares with the issuance of 172,000 shares of Company common stock, subject to a fairness opinion.

In November 1999, the Company entered into an agreement with TekLaunch, Inc. which markets and develops high end web sites. The agreement provides for the Company to be the exclusive production contractor, to provide administrative and accounting support, and marketing leads. Under the agreement, the Company owns a 20% stake and has the right to acquire up to 80% of the issued and outstanding stock of TekLaunch, Inc., a Florida corporation involved in the development and marketing of "high-end" web sites, for $200,000.

On November 1999, the Company entered into an agreement to buy the outstanding stock of Cross Country Logistics Inc. (a Florida Corporation) which developed and owned a proprietary web site building software application for $100,000 cash, and up to 50,000 shares of WorldWideWeb common stock. The amount of cash paid by the Company and number of shares will be subject to the Cross Country's ability to meet technical specifications, performance milestones and other conditions.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

                      Notes to Financial Statements - Continued

Note 10 - Stock Option Plans

On July 1, 1999, the Company's Board of Directors and Shareholders approved a Qualified and Non-Qualified Stock Option Plan which authorized a total of 740,000 shares of common stock to be issued to employees and key persons. As of December 31, 1999, approximately 480,000 shares have been issued as part of the non-qualified plan at an exercise price of $1.25 per share, a number which also reflects adjustments for former employees no longer eligible for the plan.

The Company's Board of Directors and Shareholders also approved a one time grant of non-qualified options to Smiley Sansoni the Company's President and Chief Executive Officer to purchase up to 450,000 shares of the Company's common stock. The vesting schedule of these option is 112,500 shares with the anniversary date beginning July 1, 2000 through July 1, 2003.

On October 1, 1999, the Board of Directors adjusted the price of these options to be $5 per share instead of being exercisable at prices ranging from $1.25,$2.50,$3.75 and $5.00 respectively. On October 1, 1999, the Board also granted options which totaled 150,000 shares, with an exercise price of $5 to Mr. Brett Hudson, Vice President (75,000 options) and Ms. Dana Williams, Chief Technology Officer (75,000 options). Each of the options vests over two years at the rate of 50% per year with the anniversary date of October 1, 2000 through October 1, 2001.

Part I - Item 2

Part I,  Item 2  Management's Discussion and Analysis of Financial Condition and
                 Operations

(1) Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words, "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize or should underlying assumptions materially prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended.. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2) General

On May 20, 1999, the Company's then majority shareholder, Dr. Howard I. Wertheim, executed a stock purchase agreement where he sold 22,472,634 of the 24,911,165 pre-reverse split shares (2,247,263 of the 2,491,250 post-reverse split shares) of common stock then issued and outstanding to Halter Capital Corporation in a cash transaction. Halter Capital Corporation then became the Company's controlling shareholder.

On July 2, 1999, Halter Capital Corp. executed a Stock Purchase Agreement whereby they sold 1,815,000 of the 2,491,250 post-reverse shares of common stock then issued and outstanding to Smiley Sansoni, Randall Denton, James Brett Hudson, Dana Williams, Mira DeLane, Corporate Builders Inc. and Prosperity Power Inc. (collectively New Shareholders). The New Shareholders then became the Company's controlling shareholders. These individuals were also collectively the controlling shareholders of WorldWideWeb Institute, Inc.

On July 2, 1999, concurrent with the above transaction, the Company issued approximately 5,025,000 shares of post reverse split stock to acquire 100% of the issued and outstanding stock of WorldWideWeb Institute, Inc. (a privately owned Florida corporation). WorldWideWeb Institute, Inc. then became a wholly-owned operating subsidiary of the Company.

In December 1999, the Company exercised its right to purchase 100% of an independent sales marketing affiliate in Toronto, Canada, also named World Wide Web Institute, Inc. (hereafter referred to as "WWWC") The Company agreed to convert loans made to WWWC in the amount of $844,000 into equity. Management of the Company is currently evaluating the acquisition as to which parameters it falls within for SEC reporting guidelines. The Company expects to file the appropriate financial statements for the Company on Form 8K within 60 days.

The acquisition of WorldWideWeb Institute, Inc. (USA) in July 1999, was accounted for pursuant to the requirements of Interpretation #39 of Accounting Principles Board Opinion #16, "Business Combinations", whereby the combination of entities under common control is accounted for on an "as if pooled" basis. The combined financial statements of the Company and its wholly-owned subsidiary became the historical financial statements of the Company as of the first day of the first period presented. The Company will retain its March 31 year end for all future periods.

This interpretation has been applied to WWWC even though the Company did not have controlling interest in the Company. An officer of the Company participated on WWWC Board of Directors, and operations were substantially funded by advances from the Company. Accordingly the Company's historical financial statements have been restated to be included in the consolidated financial statements from the Company's inception in November 1998.

(3) Results of Operations, Liquidity and Capital Resources

For the nine months ended December 31, 1999, the Company's revenues on a consolidated basis were $6,083,581 compared to $1,598,694 for the previous year period ending December 31, 1998. Net after tax earnings for the nine months ended December 31, 1999 on a consolidated basis were $707,709 compared to $(14,331).

For the three months ended December 31, 1999, the Company's revenues on a consolidated basis were $1,774,291 compared to $939,557, in the previous year period ending December 31, 1998. Net after tax earnings for the three months ended December 31, 1999 on a consolidated basis were $17,452 compared to $32,049 for the period ending December 31, 1998.

For the nine months ended December 31, 1999, the Company's Canadian affiliate added approximately $1.34 million to consolidated revenue, while posting income of $99,534. The results of the Canadian affiliate, which has just completed its first year, reflected initial start up and support expenses. For the three months ended December 31, 1999, the Canadian affiliate posted revenues of $625,494 which included license fees of $250,000 from its proprietary e-commerce web site building software, and a profit of $264,418.

For the nine months ended, December 31, 1999, the Company's revenue growth reflected a continuing strong demand for web site development, hosting, and enhancements by small to medium-sized businesses and individuals. The Company believes it is benefiting from greater acceptance of the need for smaller to medium-sized businesses to have an Internet presence. For the three months ended, December 31, 1999, the Company's overall revenue compared to previous quarters was slightly down. Revenue for this period has historically been effected by the Thanksgiving through Christmas holidays when customers are less available or inclined to discuss prospective websites. During this holiday period, the Company has allowed most of its staff to take compensating time off, while working extended hours for most of the first three weeks of December.

For the nine months ended December 31, 1999, significantly higher general and administrative costs of $2,321,617 compared to the previous year period of $665,048 were reflective of higher production payroll costs and other related production costs resulting from a higher level of business activity and the need to add additional higher cost web designers for web site enhancement work, additional supervisors and team leaders to help expedite production and manage student interns, and for training production team members. For the three months ended December 31, 1999, this trend continued. In addition, the extended hours resulted in additional overtime costs for independent consultants. Such expenses are also being incurred in anticipation of increasing demand for enhancement of web sites and conversion of the basic six page web site to e-commerce applications. During this period, the Company added senior level and staff personnel to its customer service, administrative payroll to support and manage the increased number of personnel and projects, and increased office, telephone and other operating expenses reflecting the higher level of business activity and growth.

The Company believes that it will need to continue to add to its personnel at all levels to support what it anticipates will be a higher level of revenue growth. However, it anticipates the general and administrative expenses as a percentage of sales is not likely to increase and may even reflect the restructuring efforts which the Company believes will allow it to operate more efficiently. Management anticipates that its potential expenditures for marketing, advertising and investment in vendors and companies that provide synergistic revenue streams will increase significantly. Some of these expenditures, relating to the efforts to gain additional market share both domestically and abroad, may increase more rapidly than sales. The Company's strategy is to maintain a difficult and often delicate balance of profitability versus expenditures necessary to grow and gain market share.

For the nine months ended December 31, 1999, earnings per share were approximately $0.08 per share compared to the previous year period of $0.00 per share. The nine months results include a one time net gain of $530,000. Earnings
(loss) per share were $0.00 per share for the three months ended December 31, 1999 compared to $0.01 per share for the similar period ended December 31, 1998.

(4) Liquidity and Capital Resources

For the nine months ended December 31, 1999 and 1998, the Company generated net cash flows from operations of $866,804 and $120,936. Due to its increased level of business activity and number of customers, and the need to maintain a technologically current production facility, the Company increased its expenditures on equipment and property during the nine months ended December 31, 1999 to $407,840 from $138591 for the similar period ended December 31, 1998. The Company anticipates increased further capital expenditures for computer and network facilities in future periods. However, at this time, the exact amount, if any to be expended on these facilities can not be predicted.

The Company raised $2,379,000 through the private sale of its securities as of December 31, 1999. On August 10, 1999, the Company sold 1,100,000 units, each unit consisting of one common share and one 2-year warrant at $1 per units with proceeds of $1,100,000. As of December 31, 1999, the Company sold 639,500 units, each unit consisting of one common share and one 2-year warrant at $2 per unit or gross proceeds of approximately $1,279,000.

Subsequent to the end of the quarter, the Company has signed a letter of intent to move to an 84,000 square foot facility near its present 14,000 square foot facilities, which it believes are currently inadequate to house its present personnel and activities. The Company anticipates significant move-in expenses as well as expenses necessary to customize some of the space to its needs.

The company expects that its current day to day operational financial needs will be provided by on-going operations and equity capital. The Company anticipates that its expanded level of business activity will require substantial additional working capital, and it anticipates these needs to be met through private sale of equity. Subsequent to the end of the quarter, the Company entered into an investment banking relationship with the goal of meeting its anticipated capital requirements.

Part II  Other Information

Item 1  Legal Proceedings

The Company is a plaintiff in two cases in Broward County Court alleging  former
Company  employee   violations  of  their   non-compete,   confidentiality   and
non-circumvention agreements.

The first case is  WorldWideWeb  Institute.  Inc.  v. USAWEB  Technology,  Inc.,
Valentin Flores, Andrew Bessio and Gary Weston where the Company seeks the recovery of damages and injunctive relief in connection with USA Web's solicitation of employees to resign from the Company and accept positions at USA Web in violation of their non-compete and non-disclosure agreements with the Company. USAWEB has filed a counterclaim through which it seeks the recovery of damages for the Company's alleged tortious interference with its relationships with employees and third parties.

The second case is WorldWideWeb Institute, Inc. et.al. v. Carole Fletcher Hudson where the Company has filed a 9 count complaint for declaratory relief and damages in connection with Fletcher's breach of non-compete and non-disclosure agreements upon her termination from employment with WorldWideWeb. Fletcher has counterclaimed for recovery of damages with her alleged ownership interest in WorldWideWeb Florida and WorldWideWeb Canada, as well as for intentional infliction of emotional distress and other allegations.

The Company does not believe, either case, regardless of outcome will materially effect the results.

Item 2 Changes in Securities

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

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

In August 1999, the Company sold 1,000,000 Units under a Private Placement Memorandum, consisting of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock. Each Unit sold for $1.00 per share. Each warrant is exercisable at $2.25 per share and expires two (2) years from the date of issuance. The Company realized net proceeds of approximately $900,000 in this transaction. In November, 2000, the Company permitted the conversion of a $100,000 note which was part of the earlier placement into 100,000 units consisting of 100,000 shares and 100,000 warrants.

In September 1999, the Company had an additional private placement offering of units, consisting of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock. As of December 31, 1999, the Company has sold 639,500 Units at $2.00 per Unit for total gross and net proceeds of approximately $1,279,000. Each warrant is exercisable at $2.25 per share and expires two (2) years from the date of issuance. Subsequent to December 31, 1999, the Company completed the offering through the sale of an additional 207,500 units under this offering and received net proceeds of $415,000.

In December, 1999, the Company acquired 100% of World Wide Web Institute, Inc. based in Toronto, Canada for conversion of its $844,000 of loans into equity, and assignment of shares to the Company. Management of the Company is currently evaluating the acquisition as to which parameters it falls within for SEC reporting guidelines. The Company expects to file the appropriate financial statements for the Canadian company on Form 8K within 60 days.

In January 2000, the Company made a limited 45-day offer to holders of its 2-year warrants with a $2.25 exercise price. For each warrant exercised into common stock during this period, the Company offered to issue an additional
2-year warrant exercisable at $8 per share. The Company has received an additional $610,200 from the exercise of 271,200 warrants.


Item 6 - Exhibits and Reports on Form 8-K

   None







--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WorldWideWeb Institute.com, Inc.


February  14, 1999                          /s/ Smiley J. Sansoni.
                                            ------------------------------------
                                                      Smiley J. Sansoni.
                                                 President, Director and
                                                 Chief Executive Officer

February 14, 1999                           /s/ Ernest D. Chu
                                            ------------------------------------
                                                      Ernest D. Chu
                                                Chief Financial Officer
                                                and Director