Form 10KSB
period 2000-03-31
WORLDWIDEWEB INSTITUTE COM INC
filed 2000-07-18
CIK 875579

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                         Commission file number 33-40848


                        WORLDWIDEWEB INSTITUTE.COM, INC.
                        --------------------------------
                 (Name of Small Business Issuer in its Charter)


                      Florida                      65-026047
                      --------------------------------------
           (State or Other Jurisdiction of    (I.R.S. Employer
            Incorporation or Organization)     Identification No.)


         6245 N.W. 9th Avenue, Suite 201, Fort Lauderdale, Florida 33309
         ---------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (954) 776-8444
                                 --------------
                           (Issuer's Telephone Number)

                       Securities registered under Section
                                12(b) of the Act:

        Title of Each Class    Name of Each Exchange on Which Registered
        ----------------------------------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

        Title of Each Class    Name of Each Exchange on Which Registered
        ----------------------------------------------------------------
                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $7,308,012

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $72,124,872 based on a price of $12.00 per share as of June 30, 2000.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2000: 9,889,406 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes            No  X
    ----          ----

                                Table of Contents

                                                                            Page
                                                                            ----
PART I

Item 1.       Description of Business.....................................

Item 2.       Description of Property.....................................

Item 3.       Legal Proceedings...........................................

Item 4        Submission of Matters to a Vote of Security Holders.........

PART II

Item 5.       Market for Common Equity and

              Related Stockholder Matters.................................

Item 6.       Management Discussion and Analysis..........................

Item 7.       Financial Statements........................................

Item 8.       Changes in and Disagreements With Accountants

              on Accounting and Financial Disclosure......................

PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act.........................................

Item 10.      Executive Compensation......................................

Item 11.      Security Ownership of Certain Beneficial

              Owners and Management.......................................

Item 12.      Certain Relationships and Related Transactions..............

Item 13.      Exhibits, Lists and Reports on Form 8-K.....................

PART I

Item 1.       Description of Business

                              BUSINESS DESCRIPTION

Background

              WorldWideWeb Institute.com, Inc., a Florida corporation, provides creative Internet- business solutions for small to medium size businesses. It provides integrated, Internet-based services that include:

             o     creative design and maintenance of custom designed Web sites;
             o     marketing strategy and consulting services;
             o     enhancements and expansion of Web sites;
             o     hosting services; and
             o     e-commerce solutions.

              The Company provides a design, production, hosting and domain registration program enabling clients to have their own corporate Web site at affordable prices. Customers may purchase enhancements which include additional pages beyond the basic 6 page Web site, animation and flash features, on-line marketing services, and other products. The Company offers significantly reduced rates for hosting after the first year.

              The Company was incorporated in the State of Florida in 1990 as Interamerican Pharmaceutical Corporation. The Company changed its name to Spectrum Pharmaceutical Corporation in April 1991. Prior to July 1999, the Company had been principally engaged the development and marketing of certain products utilizing the chemical compound procaine hydrochloride for the treatment of tinnitus, certain symptoms of Alzheimer's Disease and cocaine addiction. On July 2, 1999, the Company issued approximately 5,025,000 shares of its common stock to acquire 100% of the issued and outstanding stock of WorldWideWeb Institute, Inc. (a privately owned Florida corporation). WorldWideWeb Institute, Inc. then became the Company's wholly-owned operating subsidiary. On July 30, 1999, the Company changed its name to WorldWideWeb Institute.com, Inc. The Company's executive officers are located at 625 N.W. 9th Avenue, Suite 201, Fort Lauderdale, Florida 33309 and its telephone number is
(954) 776-8444.

Strategy

              The Company's goal is to make WorldWideWeb Institute.com a leading provider of Internet web site and e-commerce solutions for small to medium-sized enterprises. Its strategy to achieve this objective includes:

             o     expanding operations by internal growth and acquisitions;
             o     acquiring and licensing proprietary software and services;
             o     enhancing the WorldWideWeb Institute brand; and
             o     developing strategic relationships.

              Expanding Operations by Internal Growth and Acquisitions. WorldWideWeb plans to expand through internal growth primarily in foreign markets, and through acquisition of synergistic Internet industry companies. The Company believes that in the fragmented market for providing Internet-business solutions services, its current established customer base, and being able to aggregate a full range of Internet web site marketing and e-commerce solutions, will enable it to grow. As of June 30, 2000, the Company had offices in Fort Lauderdale and Toronto, Canada. It had affiliate sales offices Melbourne, Australia and Sao Paulo, Brazil. It maintained independent sales organizations in New Jersey, and Tamarac, Florida.

              Developing or Licensing Proprietary Software and Services. The Company has developed software intended to enable Internet users and first time web users to design and produce their own Web sites. The software has great functionality which allows users to develop Web sites with diverse features including with basic e-commerce capabilities. The Company also has developed internal software tools which have the capability of semi-automating the Web site. The Company seeks to identify and license proprietary software which can be utilized by existing and prospective customers to upgrade their Web sites and drive traffic to their sites.

              Enhancing the WorldWideWeb Institute Brand. In a fragmented industry like Internet- business solutions services, the Company's goal is to create a recognized brand. The Company markets through traditional brand promotion and other marketing strategies such as creation and distribution of sales and marketing material and public relations campaigns. Its success in creating a brand will likely also depend on establishing and maintaining close relationships with industry analysts and industry publications.

              Developing Strategic Relationships. The Company has established strategic relationships through certifications of Microsoft, Novell, Lucent, IBM and others, and has been designated as a technology partner of both Primis Telecommuncations in Australia and Cable and Wireless in Europe. The Company intends to continue to develop strategic relationships. Such relationships enable WorldWideWeb to enter new markets, gain early access to leading-edge technology, cooperatively market products and services with leading technology vendors and gain enhanced access to vendor training and support.

Training and Education

              WorldWideWeb has developed an effective method for educating students and business for entry on the Internet, while use student skills to cost effectively developed web sites for its customers. The concept, as defined as "Internet student programs," allows low cost production of Web sites by offering, via school credits, partial scholarships or stipends, and on the job training to college students in the South Florida area, in the Company's
Canadian and Australian sales affiliates. As of June 30, 2000 only a small percentage of the Company's Web sites were student produced.

WorldWideWeb Institute Solution

              WorldWideWeb Institute believes that having a web site is only the beginning of establishing an presence on the Internet. The Company strives to be able to bundle a high quality product together with on-line marketing and e-commerce support services at an affordable price. The Company's goal is to position itself as a leading supplier of Internet Web development services, with products and services that address the Internet Web development life cycle from development through deployment and utilization. WorldWideWeb utilizes the latest technology relating to commercial Internet Web sites including animation, flash technology, co-fusion programming, video and audio streaming, and software designed to place the site in the top 10-20 rankings in major search engines.

              While the Company has already shown significant growth in the past 24 months,. The following is a summary of the factors that management believes will support future growth:

              o The Company has experience with large scale Web site production, and hosting. The Company currently hosts a worldwide customer base of approximately16,000 existing Web site clients.

              o       A  significant   number  of  existing   accounts   require
                      additional upgrading or enhancement work.

              o The market for basic Web sites comprises the largest and fastest growing part of the potential market. Only a small but rapidly growing percentage of small businesses, organizations and home based businesses have Web sites. As more people become familiar with the Internet, a basic Web site will be requisite as a marketing tool for businesses, and may become as important for individuals almost as a listing in the phone book.

              o The Company anticipates continued future growth will come from overseas where little competition exists in Australia, Europe and South America, and where significant markets exist, and there are few if any sources for hands-on training.

              o The Company anticipates significant growth and service from the development and hosting of high end web sites and e-commerce sites.

              WorldWideWeb Institute's goal is to lead the Internet development services market in terms of:

              o Providing the services to create timely, high quality, low cost commercial web sites;
              o Providing users with complimentary leading edge marketing campaigns and advertising services;
              o       Providing Internet maintenance services and updating;
              o Offering Web based Internet and MCSE related training courses; and
              o Offering in-house, instructor led Internet and MCSE course work for the local area.

Competition

              The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. While relatively new, the market is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by the Company. The Company expects competition not only to persist, but to increase. Increased competition may result in price reductions, reduced margins and loss of market share. Industry competitors fall into several categories, including Internet service firms, technology consulting firms, technology integrators, strategic consulting firms, and in-house information technology, marketing and design departments of its potential clients. Most of the current and potential competitors have longer operating histories, larger installed customer bases, greater name recognition, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than the Company does.

Customers

              WorldWideWeb Institute.com focuses primarily on small and medium sized businesses. It believes that the needs of such businesses provide excellent market opportunities. Its customers are from a broad variety of industries including travel, real estate and physician practices. Its failure or inability to meet a client's expectations in the performance of services could injure its business reputation or result in a claim for substantial damages against us regardless of its responsibility for such failure. In addition, the services the Company provides for its clients may include confidential or proprietary client information. Although it has implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim against us for substantial damages. Its contractual provisions attempting to limit such damages may not be enforceable in all instances or may otherwise fail to protect it from liability for damages. Moreover, it does not currently have errors and omissions insurance.

Employees

              As of June 30, 2000 the Company had approximately 111 employees of which approximately 108 are on a full-time basis. None of the Company's employees are represented by a labor union. It has not experienced no work stoppages and it generally believe that its relationship with its employees is good. Competition for qualified personnel in the industry is intense. The Company believes that its future success in the industry will depend in part on its ability to attract, hire or acquire and retain qualified employees.

Government Regulation

              Currently, the Company is not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally. Few laws or regulations are directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for its services or otherwise have a material adverse effect on the Company's future operating performance.

Item 2.       Description of Property

              The Company's corporate headquarters are located at 6245 NW 9th Avenue, Fort Lauderdale, Florida. At the end of the fiscal year ending March 31, 2000 the Company leased from an unaffiliated landlord, approximately 14,000 square feet of office space in Fort Lauderdale leased on a month to month basis. The Company pays annual rent of approximately $146,000 plus its allocable share of real estate taxes, insurance, and other assessments. Subsequent to the end of the fiscal year, the Company reduced the amount of space it leased at its facility at 6245 NW 9th Avenue to approximately 10,000 square feet at an annual rent of approximately $108,000 per year at an annual rent of approximately $36,000 per year to an unrelated affiliate.

              The Company's Canadian operations are located on 2300 Yonge St. Toronto, Ontario, Canada. The Company subleases from an unaffiliated party, approximately 7,000 square feet of office space Toronto for an annual rent of approximately $147,000. The sublease on such property expires in April 2001.

              The Company believes that in the event that the leases with respect to any of the aforementioned facilities should not be renewed, alternative space will be available at comparable rates.

Item 3.       Legal Proceedings

              The Company is a plaintiff in two cases in Broward County Court alleging former Company employee violations of non-compete, confidentiality and non-circumvention agreements.

              First, in WorldWideWeb Institute, Inc. v. USAWEB Technology, Inc., the Company seeks the recovery of damages and injunctive relief in connection with USAWEB's solicitation of employees to resign from the Company and accept positions at USAWEB which the Company believes is in violation of their non-compete and non-disclosure agreements with the Company. USAWEB has filed a counterclaim through which it seeks the recovery of damages for the Company's alleged tortious interference with its relationships with employees and third parties.

              Second, in WorldWideWeb Institute, Inc. et al., v. Carol Fletcher Hudson, the Company is seeking damages and injunctive relief in connection with Ms. Hudson's breach of a non-compete agreement and non-disclosure agreement. WorldWideWeb Institute, Inc., a Canadian corporation, ("WorldWideWeb Canada"), is seeking a declaration that Ms. Hudson is not entitled to stock in WorldWideWeb Canada because she has failed to perform any duties on behalf of the Company. Defendant has filed a counterclaim alleging that she is entitled to an equity interest in the Company and WorldWideWeb Canada. Ms. Hudson has also raised in her counterclaim a claim for intentional infliction of emotional distress based upon the conduct of an officer of the Company. This action is scheduled for trial in October, 2000. As discovery has not been completed, the Company cannot predict the probability of any outcome in the lawsuit.

              The Company is involved in two other actions. In WorldWideWeb Institute, Inc. v. Scott Christenson, the plaintiff seeks the recovery of monies in connection with the Company's alleged failure to perform its contractual obligations. The amount in controversy is less than $5,000.00. The trial in this action is scheduled for August 11, 2000. The Company cannot predict the probability of any outcome in the lawsuit.

              The Company also is a plaintiff in a multi-part complaint for declaratory relief and damages with its former Chief Technology Officer and Director, Dana Williams. The case WorldWideWeb Institute.com, Inc. vs. Dana Williams, alleges that Ms. Williams while an officer and director of the Company set up and implemented plans to run a competing company. It also alleges breach of fiduciary duty including solicitation of current and former employees and misappropriation of trade secrets and other proprietary information, and unjust enrichment. The suit demands monetary damages and assignment back to the Company or cancellation of all shares.

Item 4.       Submission of Matters to a Vote of Security Holders

              On March 28, 2000, the shareholders of the Company approved the amendment to the Articles of Incorporation of the Company to provide for the designation of 2,000,000 shares of blank check preferred stock. This action was taken by a written consent of a majority of the shareholders of the Company (approximately 58%) pursuant to the Section 607.0705 of the Florida Business Corporation Act. No proxy solicitation was needed and proxies were not used. The board of directors of the Company subsequently approved the amendment and the articles of incorporation of the Company were amended to provide for 2,000,000 blank check preferred stock.

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

              Our common stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "WWWA". The reported high and low bid prices for the common stock are shown below for the prior two year fiscal period. The prices do not always represent actual transactions. The following information gives effect to a 1:10 reverse stock split of our outstanding common stock completed on June 29, 1999.

                                                   High              Low
                                                   ----              ---
Fiscal Year 1999:
     First Quarter                                  $.10             $.10
     Second Quarter                                 $.10             $.10
     Third Quarter                                  $.10             $.10
     Fourth Quarter                                 $.10             $.10

Fiscal Year 2000:
     First Quarter                                 $7.75             $.10
     Second Quarter                               $13.53            $6.88
     Third Quarter                                $11.63            $9.50
     Fourth Quarter                               $11.63            $9.50

              On June 30, 2000, the closing bid price of our common stock on the OTC Electronic Bulletin Board was $12. As of June 30, 2000, there were approximately 399 record owners of our common stock.

              We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

              Management's discussion and analysis contains various forward looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology.

              The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

              The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

Results of Operations

              The following table sets forth for the periods indicated certain line items from the Company's statement of operations as a percentage of the Company's consolidated net sales:

Year Ended March 31,

                                ------------------------------------------------
                                2000                     1999
                                ------------------------------------------------
Net sales                       $ 7,308,012      100.0%  $ 2,672,394      100%

Cost of sales                   $ 1,904,734       26.1   $   356,853       13.4

Gross profit                    $ 5,403,278       73.9   $ 2,315,541       86.6

Selling, general and
 administrative expenses        $ 7,702,802      105.4   $ 2,311,949       86.5

Income (Loss) from Operations   $(2,299,530)     (31.5)  $     3,592        0.1

Net Interest                    $    (9,720)      (0.1)  $      (394)      (0.0)

Other expenses (income)         $   530,000        7.3          --          --

Foreign currency Adjust         $   (59,253)      (0.8)         --          --

Net income (loss)               $(1,787,750)     (24.5)% $   (48,030)      (1.8)

Comparison of the Results of Operations for the Twelve Months Ended March 31, 2000 and March 31, 1999

              Net sales increased by $4,635,618, or approximately 173%, to $7,308,012 for the year ended March 31, 2000, as compared to $2,597,240 for the year ended March 31, 1999. For the year ended March 31, 2000, the Company's revenues included $1,769,396 in foreign sales as a result of its acquisition and consolidation of the operations of World Wide Web Institute, Inc. (Canada), a formerly 20% owned foreign sales and production office. Domestic revenues were $5,538,616 for the year ended March 31, 2000, as compared to $2,672,394 for year ended March 31, 1999, an increase of 107% or $2,866,222 . The Company believes that sales of its web sites in foreign markets continue to have strong future growth, while domestic sales may decline in the first quarter.

              Although domestic revenues were ahead significantly on a year to year basis, sales growth slowed significantly during the third and fourth quarters, primarily reflecting the increased alternatives for web site production and hosting available to the Company's primary market - small to medium sized enterprises. This resulted in significantly higher marketing costs required to secure new customers, which effected the costs of producing the Company's six page basic web site coupled with a year hosting contract.

              Cost of sales during the year ended March 31, 2000 were $1,904,734, representing 26.1% of sales during the period, as compared to $356,853 for the year ended March 30, 1999, representing 40% of sales for the period. The decrease in cost of sales as a percentage of sales during the year ended March 31, 2000, when compared to the year ended March 31, 1999, was attributable to the relatively fixed costs of production for year ended 1999 and year ended 2000 spread over a larger revenue base for the year ended March 31, 2000. The Company, which utilized student interns for much of its work for the year ended March 31, 1999 incurred higher costs of maintain production personal as it utilized more experienced web design and production personnel for the year ended March 31, 2000.

              Selling, general, and administrative expenses increased by $5,390,853 to $7,702,802 for the year ended March 31, 2000, as compared to $2,311,949 million for the year ended March 31, 1999, an increase of approximately 233.2% . The increase was primarily attributable to four major factors: (1) significantly higher management and administrative costs necessary to accommodate a higher level of sales and production; (2) costs associated with the development of proprietary software in Canada, development of on-line marketing services, and certain personnel and related expenses necessary to explore the development of other new products; (3) direct and associated costs of securing capital and additional expenses related to being a public company; and (4) corporate development costs related to expansion of marketing the Company's product in foreign markets

              The loss from operations was $2,299,530 for the year ended March 31, 2000, as compared to a profit of $3,592 for the year ended March 31, 1999. Such increase was primarily attributable to the aforementioned significant increases in selling costs, and general and administrative expenses,.

              Interest and financing expense increased by $9,326 or approximately .13%, to $9,720 for the year ended March 31, 2000, as compared to $394 for the year ended March 31, 1999.. This increase was primarily attributable to the Company's bank charges and merchant account setup charges required for operations.

              The Company experienced a net loss for the year ended March 31, 2000 of $1,787,750, or $.22 per share, representing (24.5%) of sales during the period, as compared to a net loss of $48,030 or $.01 per share assuming dilution, representing .9% of sales during the year ended March 31, 1999. The decrease in net income was primarily attributable to the aforementioned increase in selling general and administrative expenses coupled slowing growth of web site product sales in the U.S. in the third and fourth quarters. The Company intends to focus its domestic sales efforts on sales of high-end web sites, marketing of targeted user e-mail and fax lists, enhancements for its current customer base, and other new products.

              Subsequent to the end of the fiscal year, the Company introduced an upgraded e- commerce enabled web site product, and began to market target user e-mail and other data under the trade name "Online Sniper.com." It is likely that the Company may experience significant operating losses for the next quarter or two until revenue from these products begins to make a substantial impact. The Company also expects an increased contribution to revenue from foreign sales.

Liquidity and Capital Resources

              In the year ended March 31,1999 and the year ended March 31,2000, the Company financed its operating and investment activities through three private placement equity transactions. Net cash used by operating activities in the year ended March 31,2000 was $1,713,518 primarily due to the Company's the year ended March 31,2000 net loss, compared to net cash generated by operating activities of $349,177 in the year ended March 31,1999. Net cash used by investing activities was $3,865,555 in the year ended March 31,2000, principally as a result of the investment in other related entities and affiliates compared to net cash used by investing activities for the year ended the year ended March 31,1999 of $284,553. The Company generated $13,258,985 in net cash from financing activities in the year ended March 31,2000 compared to $151,435 in the year ended March 31,1999. The Company had an increase of cash and cash equivalents in the year ended March 31,2000 of 7,679,913 compared to $216,059 in the year ended March 31,1999 primarily from its financing activities.

              As of the year ending March 31, 2000, the Company had a working capital of $6,961,257 compared to a working capital deficiency of $561,433 as of the year ending March 31, 1999. The Company anticipates reporting a significant loss for its first quarter, reducing its current working capital levels.

              During the fiscal year ending March 31, 2000, the Company was able to raise a total of $12,986,209 less expenses through private placement Regulation D transactions. The Company may continue to receive working capital from the exercise of additional stock options, private placements, long term debt and operations. The Company expects that it may acquisitions to diversify its product line. It is possible that such acquisitions may require additional capital. While the Company believes it will be able to secure the necessary capital, no assurances, however, can be given that future financing would be available or if available, that it could be obtained at terms satisfactory to the Company.

              Capital expenditures for fiscal 2000 were approximately $627,296 as compared to approximately $219,558 for fiscal 1999. These expenditures were a direct result of purchases of network servers, computer and telecommunications equipment and other fixed assets. The Company has had $150,000 in capital commitments for the first quarter of the year ended March 31,2000. The Company anticipates that its total capital expenditure needs for the year ended March 31,2001 will be approximately $550,000..

              As of June 30, 2000, the Company has made commitments of approximately $150,000 to marketing affiliates in Sao Paulo, Brazil and Melbourne, Australia. Both affiliates are currently experiencing working capital needs. The Company has plans to restructure or close its Brazilian affiliate, and to restructure and streamline operations in Australia to generate growth in revenues and profitability.

Impact of Inflation on Results of Operations, Liabilities and Assets

              The Company does not believe that its business is dependent on commodity prices or services that would be impacted by inflationary pressures. The Company purchases servers, computers and telecommunications equipment, whose prices have been declining. The Company is dependent on the services of web designers, software and programming specialists and on-line marketing specialists. To the extent that these services are in high demand, compensation levels may continue to rise. In such an event, the Company may be forced to raise its prices, or may have its profit margins for its products and services eroded. The Company has found ways to replace some of its skilled labor with proprietary software programs which can perform many of the same tasks. The Company's foreign affiliates, especially Brazil, may be effected by inflation. As of the date of this filing, Brazil's contribution to revenues is minimal.

Recent Developments

              On July 11, 2000, the Company signed a letter of intent to merge (possibly through a newly formed wholly owned subsidiary) with SkyBiz International Ltd. SkyBiz is a Hamilton, Bermuda-based Web site development and hosting company with operations in Tulsa, Oklahoma.

 SkyBiz hosts more than 1 million web sites and generates business through sales of web sites to first time users, home-based businesses, and other customers in the U.S. and more than 180 other countries. Management believes SkyBiz can provide the Company with a substantial customer base for sales of enhancements and on line marketing services with relatively little additional cost of sales.

              Under the purposed terms of the agreement, the Company would issue SkyBiz convertible stock which would be convertible into 80% of the Company's common shares. The letter of intent also provides that SkyBiz shall have the right to convert into an additional 5% of the total number of shares of the new company upon the achievement of $16.5 million of pre-taxed profits. The percentages shall be based upon fully deluded common shares of the new company.

              The completion of this merger is subject to:

              o    the structuring of a definitive agreement;
              o    standard due diligence; and
              o completion of audited financials for both entities and subsidiaries.

              On March 31, 2000, the Company issued 11,200 shares of Series A Convertible Preferred Stock for a total purchase price of $11,200,000 to a small group of accredited investors. The stated value of each share of the preferred stock is $1,000 per share. Each share of Series A Convertible Preferred Stock is convertible into common stock of the Company at $4.50 per share. Except upon approval of the holders of a majority in interest of the Series A Preferred Stock, no purchaser may convert their shares preferred stock if it results in the purchaser receiving more than 4.99% of the outstanding shares of common stock of WorldWideWeb. The conversion price will be adjusted for any stock splits, stock dividends, corporate reorganizations and certain other corporate transactions and issuance of securities at below market price. The preferred stock includes no dividend and carries no voting rights except as required under the Florida Business Corporation Act and, in that event, the vote of the holders of a majority of the series of preferred stock will be required to approve any transaction affecting the Series A Convertible Preferred Stock.

              WorldWideWeb is required to file a Registration Statement covering the underlying shares of common stock by May 15, 2000 and complete the registration process within 210 days of closing or become subject to certain charges and remedies. WorldWideWeb may not undertake any additional financing for a period of 240 days following the closing date without the approval of the placement agent for the financing, and the purchasers have a right of first refusal for a period of 120 days following the prior period. In addition, for a period of 18 months following the March 31, 2000 closing, the purchasers have a right to purchase up to an additional 2,222,222 shares of WorldWideWeb common stock at a purchase price of $7.50 per share.

              The Zanett Securities Corporation acted as placement agent for this financing and received a commission of $920,000 as well as reimbursement for certain expenses. WorldWideWeb also issued to The Zanett Securities Corporation a warrant to purchase 250,000 shares of our common stock at an exercise price of $4.50 which represented the market price of our common stock at the closing date. The warrant carries a three year term and is subject to certain adjustments for various corporate transactions. The shares of our common stock underlying the warrant will also be included in the Company's Registration Statement covering the purchasers' shares.

Item 7.       Financial Statements

              The financial statements required by this report are included, commencing on F-1.

Item 8.       Changes In and Disagreements With Accountants

              None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

              The Company's executive officers and directors as of June 30, 2000 are as follows:

Name                      Age           Positions
----                      ---           ---------

Smiley Sansoni            42            Chairman of the Board
Alan Pavsner              48            President and Chief Executive Officer
Shawn McNamara            35            Executive Vice President and Chief
                                        Operating Officer

Ernest D. Chu             53            Director and Chief Financial Officer
Jack P. Phelan            48            Director

              Smiley Sansoni. Since April 1998, Mr. Sansoni has served as the Company's Chairman of the Board of Directors. He served as the Company's Chief Executive Officer from April 1998 to June 2000. From 1982 through April 1998 Mr. Sansoni was the Managing Director and Chief Operating Officer of Sansoni & Sansoni, Pty., an Australian advertising agency. From 1991 through March 1998
Mr. Sansoni was President and Chief Operating Officer of Media Plus International, an advertising and media buying company.

              Alan Pavsner. Since March 2000 Mr. Pavsner has served as Chief Operating Officer for WorldWideWeb. Previously, between March 1999 and March 2000, he was Vice President for Field Operations for Integrated Homes, Inc., Boca Raton, Florida, which was engaged in providing low voltage technology solutions to major builders and developers under residential construction. Between January 1997 and March 1999, Mr. Pavsner was Vice President of Marketing for Spectra Systems, Inc., which was engaged in developing advanced technology equipment to major OEMs and Department of Defense contractors. Between January 1995 and January 1997, Mr. Pavsner was Vice President for P.N.C. Investments, Ltd. which was engaged in advising clients relative to acquisitions, and mergers and public securities markets. Between 1974 and 1995, Mr. Pavsner served with the United States Marine Corps where he concluded his career as Commanding Officer of Marine Aviation Support Group, Naval Air Warfare Center, Point Mugu, California and retired with the rank of Lieutenant Colonel. Mr. Pavsner also serves as a Director and principal on a limited basis of two companies engaged in locating suitable acquisition candidates.

              Shawn McNamara. Mr. McNamara was General Manager of WorldWideWeb from April, 2000 until promoted to Chief Operating Officer in June 2000. Between June, 1999 and June, 2000, Mr. McNamara was General Manager of DBD Management, Fort Lauderdale, Florida, which served as an independent consultant to governmental authorities in connection with Internet related crimes. Between September, 1998 and November, 1999, Mr. McNamara was President of Global Telenet, Inc., Pompano, Florida, an Internet-based marketing company. Between August, 1997 and September, 1998, he served as President of Internet Video Network, Pompano, Florida, which was also an Internet-based marketing company. Prior to that, Mr. McNamara was General Manager for the U.S. Government for certain adult entertainment clubs in receivership in Southeast Florida from July, 1995 to August, 1997.

              Ernest D. Chu. Mr. Chu has served as the Company's Chief Financial Officer and Director since April, 1999. Since March, 1995 he has served as Chief Executive Officer and a Director of Corporate Builders, LP, a limited partnership. Since October, 1997, he has served as a Director of CB Medical, Inc., a Florida corporation. From 1993 to 1999, Mr. Chu served as President and Director of W2 Technologies, Inc., a Delaware investment company. Mr. Chu graduated cum laude from Amherst College.

              Jack P. Phelan. Mr Phelan has served as a Director of the Company since February 2000. Since June, 1998, he has served as President of Helios International Asset Management, a registered investment advisor located in Boca Raton, Florida. From January, 1995 to June, 1998, he served as President of Nicholson/Kenny Capital Management, a managment firm located in Boca Raton, Florida. Mr. Phelan is a member of the Association of Investment Management Research, the New York Society of Security Analysis, the Financial Analysts Society of South Florida, the International Society of Financial Analysts and the International Association for Financial Planning. he is also a member of MENSA and the International Society of Philosophical Enquiry.

              Directors are elected at each annual meeting of stockholders. Directors hold office until the next annual meeting of stockholders. Executive officers are elected by and serve at the discretion of the Board of Directors. The board of directors held approximately nine meetings during the year ended March 31, 2000 and consented to approximately 29 corporate resolutions.

Item 10.      Executive Compensation

Summary Compensation Table

              The table below sets forth information relating to the compensation the Company paid during the past three fiscal years to: (i) the President and Chief Executive Officer; and (ii) each executive officer who earned more than $100,000 during the fiscal year ended March 31, 2000.



                                    Fiscal                          Other Annual                     LTIP     All Other
Name and Principal Position         Year      Salary       Bonus    Compensation   Options/ (#)**  Payouts  Compensation
---------------------------         ----     --------      -----    ------------   --------------  -------  ------------
Smiley Sansoni,                      1999     $72,740        -           -               -            -           -
President and CEO                    2000    $120,861        -           -            450,000         -           -

Brett Hudson*                        1999     $76,276        -           -               -            -           -
                                     2000    $112,113        -           -             75,000         -           -

Myra Delane                          1999     $30,738        -           -               -            -           -
                                     2000     $84,458        -           -               -            -           -

Dana Williams*                       1999     $49,925        -           -               -            -           -
                                     2000    $107,861        -           -               -            -           -

Ernest Chu***                        1999      $3,000        -           -               -            -           -
                                     2000    $157,000        -           -               -            -           -


*Terminated relationship with the Company in May 2000.

**Options are exercisable at $5.00 per share of common stock. Mr. Sansoni's options are exercisable through July 1, 2004. Mr. Hudson's options are exercisable through October 1, 2003.
***Mr. Chu receives consulting fee from the Company for services rendered by him and for the utilization of resources of Corporate Builders LP, of which he is a general partner. He receives all compensation through his interest in Corporate Builders.

Option Grants in Last Fiscal Year

              The following table sets forth information concerning the Company's grant of options to purchase shares of common stock during the fiscal year ended March 31, 2000 to (i) its President and Chief Executive Officer; and
(ii) each of executive officers who earned more than $100,000 during the fiscal year ended March 31, 2000.

                                           Percent of
                            Number of    Total Options/
                           Securities     SARs Granted
                           Underlying     To Employees   Exercise Or
                  Fiscal  Options/SARs      In Fiscal    Base Price   Expiration
      Name         Year    Granted (#)        Year         ($/Sh)        Date
      ----         ----   ------------   -------------   ------------ ----------

Smiley Sansoni,    1999          -              -             -            -
President and CEO  2000       450,000           86%         $5.00        7/1/04

Brett Hudson*      1999          -              -             -            -
                   2000        75,000           14%         $5.00       10/1/03

Myra Delane        1999          -              -             -            -
                   2000          -              -             -            -

Dana Williams*     1999          -              -             -            -
                   2000          -              -             -            -

Ernest Chu         1999          -              -             -            -
                   2000          -              -             -            -

*Terminated relationship with Company in May 2000.

Employment Agreements

         Smiley Sansoni. On June 1, 1999 the Company entered into a five year employment agreement with Smiley Sansoni, the Chairman of the Board of Directors for such capacities as agreed to from time to time. Mr. Sansoni receives an annual base salary of $250,000. In addition to his base salary, Mr. Sansoni may receive a annual bonus of up to 25% of his base salary per year. He is guaranteed a minimum bonus of $50,000 per year. He is also entitled to an automobile allowance of $1,300 per month and three weeks paid vacation per year. In connection with this agreement, the Company has authorized Mr. Sansoni to take out an insurance policy in the face amount of $1,600,00, which premiums shall be paid by the Company. The Company is not entitled to any interest or claim under this policy.

         Alan Pavsner. On April 24, 2000 the Company has entered into an employment contract with Alan Pavsner under which Mr. Pavsner serves as the Company's Executive Vice President and Chief Operating Officer. Under the terms of this agreement Mr. Pavsner receives a base salary of $150,000. In addition to his base salary he receives a minimum annual bonus of $45,000 which may increase to 50% of his base salary. Mr. Pavsner also received options to purchase 10,000 shares of the Company's common stock exercisable at $1.50 per share. These options expire March 4, 2003. He also receives options to purchase 90,000 shares at the rate of 30,000 per year commencing March 15, 2001. These options are exercisable at $9.50 per share.

         Shawn McNamara. On April 26, 2000 the Company entered into an employment contract with Shawn McNamara under which Mr. McNamara serves as the Company's full time General Manager. Under the terms of this agreement Mr. McNamara receives an annual base salary of $90,000. In addition to his base salary he receives an annual bonus of up to 30% of his annual salary. He is entitled to two weeks paid vacation, increasing to three weeks paid vacation after the initial year of his employment agreement. In addition, Mr. McNamara shall receive options to purchase 30,000 shares of the Company's common stock at $9.00 per share. These shares vest over a three year period commencing March 15, 2001 in 10,000 share increments. In connection with any acquisition, merger of other business compensation facilitated by Mr. McNamara, the will compensate Mr. McNamara with a cash payment of the greater of $75,000 or 1% of the value of the transaction and the greater of 50,000 options at the current market price or 10,000 options for each $7.5 million in value of the transaction.

         Ernest Chu. The Company has entered into an employment and consulting agreement with Ernest Chu under which Mr. Chu serves as the Company's Chief Financial Officer, member of Board of Directors and Consultant. Effective January 1, 2000, Mr. Chu receives a monthly salary of $10,000 for his services as Chief Financial Officer. In the event Mr. Chu is terminated (for any reason) the Company shall continue to pay Mr. Chu his monthly payment for up to four months. The Company shall also issue Mr. Chu 40,000 options exercisable at the market price of the Company's common stock on the date of termination. In the case Mr. Chu's employment as Chief Financial Officer is terminated, he will remain with the Company as a consultant for a term of 12 months. He will receive a consulting fee of $5,000 per month for 12 months, commencing on the date his severance compensation ceases.

1999 Stock Option Plan

         On July 31, 1999, the Company adopted and implemented a Stock Option Plan (the "Plan"). The Plan increases the employees', advisors', consultants' and non-employee directors' proprietary interest in the Company and aligns more closely their interests with the interests of our shareholders. The Plan also maintains the Company's ability to attract and retain the services of experienced and highly qualified employees and non-employee directors.

         Under the Plan, the Company reserved an aggregate of 740,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). The Board of Directors or a Committee of the Board of Directors (the "Committee") will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

         Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify ("Non-Qualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.

         The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee.

         The per share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.

         Officers, directors, key employees and consultants and subsidiaries (if applicable in the future) will be eligible to receive Non-Qualified Options under the Plan. Only officers, directors and employees who are employed by the Company or by any subsidiary thereof are eligible to receive Incentive Options.

         All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee of but is a member of the Board of Directors and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

         The Board of Directors or the Committee may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization), (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan. Unless the Plan has been suspended or terminated by the Board of Directors, the Plan shall terminate in approximately 10 years from the date of the Plan's adoption. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         No exercises have been made.

Long-Term Incentive Plans Awards in Last Fiscal Year

         The Company has not awarded any long term plans awards.



Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table provides certain information regarding our common stock beneficially owned as of June 30, 2000:

         o each person who is known by us to own beneficially 5% or more of our common stock; o by each of our executive officers and directors; and o by all of our executive officers and directors as a group.

         Warrant  ownership  is included in the number of shares of common stock
beneficially   owned.  The  conversion  of  our  warrants  are  not  taken  into consideration  in computing the ownership and voting  percentages  below.  As of
June 30, 2000 there was  9,889,406  shares of common stock  outstanding.  Unless otherwise  stated,  address  for the  beneficial  shareholder  is 6245 N.W.  9th
Avenue, Suite 201, Fort Lauderdale, Florida 33309.

                                            Number of Shares
Name and Address of                         of Common Stock                Ownership              Voting
    Beneficial Owner                        Beneficially Owned             Percentage          Percentage
--------------------                        ------------------             ----------          ----------
Smiley Sansoni                                     3,614,000                     36.5%               36.5%
Brett Hudson,                                        808,000                      8.2%                8.2%
  5836 NW 123rd Ave.,
  Coral Springs, FL 33076
Dana Williams,                                       463,000                      4.7%                4.7%
  10181 SW 1st St.,
  Plantation, FL 33324
Mira Y. Delane                                       171,000                      1.7%                1.7%
Ernest D. Chu (1)                                    --                         --                  --
Corporate Builders, LP (1),                          282,000                      2.9%                2.9%
  515 N. Flagler Drive, West
  Palm Beach, FL 33401
Alan Pavsner                                       165,000(2)                     1.7%                1.7%
Shawn McNamara                                      80,000(3)                     1.0%                1.0%
Jack P. Phelan                                      20,000(4)                    *                   *
Gilder Funding Corp.,                                516,601                      5.2%                5.2%
  1200 North Bayshore Dr.,
  N. Miami Beach, FL 33181
Parkplace Consulting, Inc.                         750,000(5)                     7.6%                7.6%
  6574 N. State Road 7, Suite 12G
  Coconut Creek, FL 33073
All executive officers and
directors as a group (5 persons)                   3,879,000                     39.2%               39.2%
-------------------


(1) Mr. Chu is a general partner of Corporate Builders LP, but disclaims any beneficial ownership of its ownership interest in the Company. (2) Includes options to purchase 90,000 shares of common stock exercisable at $9.50 per share and an additional 10,000 options exercisable at $1.50.

(3) Includes options to purchase 30,000 shares of common stock exercisable at $9.50 per share. (4) Includes options to purchase 20,000 shares of common stock exercisable at $9.50 per share. (5) Includes warrants to purchase 333,334 shares of common stock.

* Less than one percent.

Item 12.          Certain Relationships and Related Transactions

         The Company has made several loans to directors of the Company and its subsidiaries. The Company has made loans in the aggregate of $94,790.03 over the past two fiscal years. There are no repayment terms for these outstanding debts.

         The Company loaned Media Magic Partners, Inc., $19,050. Smiley Sansoni, the Chairman of the of the Company's Board of Directors, is a minority shareholder of Media Magic Partners. This loan is secured by a promissory note which matures on July 20, 2002 at an interest rate of four percent.

Item 13.    Exhibits, Lists and Reports on Form 8-K

       a)   Exhibits

2(i)        Agreement and Plan of Reorganization and Stock Purchase Agreement(2)
2(ii)       Preferred Stock Security Purchase Agreement (3)
3(i)(a)     Amendment to Articles of Incorporation(1)
3(i)(b)     Certificate of Designation of Preferred Stock(1)
3(ii)       Bylaws(1)
10(i)       Stock Option Plan (1)
10(ii)      Employment Contract with Sansoni(1)
10(iii)     Employment Contract with Pavsner(1)
10(iv)      Employment Contract with McNamara(1)
10(v)       Employment and Consulting Agreement with Chu(1)
21          Subsidiaries(1)
27          Financial Data Schedule(1)

(1)      Included herein

(2)      Previously filed on Form 8-K current report dated June 2, 1999
(3)      Previously filed on Form 8-K current report dated April 14, 2000

         b) Reports on Form 8-K

              No reports were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on July 17, 2000.

                                            WORLDWIDEWEB INSTITUTE.COM, INC.

                                            By:/s/ Smiley Sansoni
                                               -------------------------------
                                                   Smiley Sansoni
                                                   Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated above.

          SIGNATURE                         TITLE
          ---------                         -----

/s/ Smiley Sansoni                      Chairman of the Board
----------------------------------
Smiley Sansoni

/s/ Ernest D. Chu                       Chief Financial Officer and Director
----------------------------------
Ernest D. Chu                           (Principal Accounting and
                                        Financial Officer)

/s/ Alan Pavsner                        President and Chief Executive Officer
----------------------------------
Alan Pavsner

/s/ Shawn McNamara                      Executive Vice President and Chief
----------------------------------
Shawn McNamara                          Operating Officer

/s/ Jack P. Phelan                      Director
----------------------------------
Jack P. Phelan

                                  WORLDWIDEWEB
                               INSTITUTE.COM, INC.
                                AND SUBSIDIARIES
                    (formerly Spectrum Pharmaceutical Corp.)

                              Financial Statements
                                       and
                                Auditor's Report

                             March 31, 2000 and 1999





                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                WorldWideWeb Institute.com, Inc. and Subsidiaries
                    (formerly Spectrum Pharmaceutical Corp.)

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                          F-3

Consolidated Financial Statements

   Consolidated Balance Sheets
      as of March 31, 2000 and 1999                                         F-4

   Consolidated Statements of Operations and Comprehensive Income
      for the years ended March 31, 2000 and 1999                           F-6

   Consolidated Statement of Changes in Shareholders' Equity
      for the years ended March 31, 2000 and 1999                           F-7

   Consolidated Statements of Cash Flows
      for the years ended March 31, 2000 and 1999                           F-9

   Notes to Consolidated Financial Statements                               F-11

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section

           Texas Society of Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
WorldWideWeb Institute.com, Inc. and Subsidiaries

We have audited the consolidated balance sheets of WorldWideWeb Institute.com, Inc. (formerly Spectrum Pharmaceutical Corp.) (a Florida corporation) and Subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of the Company's wholly-owned subsidiary, WorldWideWeb Institute.com, Inc. as of and for the year ended March 31, 1999 were audited by other auditors whose report was dated June 5, 1999.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WorldWideWeb Institute.com, Inc. (formerly Spectrum Pharmaceutical Corp.) as of March 31, 2000 and 1999 and the results of its consolidated operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                             S. W. HATFIELD, CPA
Dallas, Texas
June 26, 2000



P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                      F-3




                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                           Consolidated Balance Sheets
                             March 31, 2000 and 1999


                                                         2000            1999
                                                    ------------    ------------
                                     ASSETS

Current Assets
   Cash on hand and in bank                         $  7,896,072    $    216,159
   Accounts receivable, net of allowance for
     doubtful accounts of $-0-, respectively
       Trade                                                --            41,251
       Refundable income taxes                           102,280            --
       Other                                              23,660          10,000
   Prepaid and other expenses                             16,579          49,263
                                                    ------------    ------------

     Total current assets                              8,038,591         316,673
                                                    ------------    ------------


Property and equipment - at cost
   Computer equipment                                    706,560         196,591
   Office equipment, furnishings and other               210,576          86,551
                                                    ------------    ------------
                                                         917,136         283,142
   Accumulated depreciation                             (199,998)        (42,130)
                                                    ------------    ------------

     Net property and equipment                          717,138         241,012
                                                    ------------    ------------


Other Assets
   Due from related parties                              579,463         112,731
   Note receivable                                        21,691            --
   Software license                                       58,983
   Investments in other entities                       2,274,921            --
   Marketing and customer lists,
     net of accumulated amortization of
     approximately $20,796 and $-0-, respectively        395,135            --
   Deferred offering costs                                18,035            --
   Other                                                   8,287           5,014
                                                    ------------    ------------

     Total other assets                                3,356,515         117,745
                                                    ------------    ------------

Total Assets                                        $ 12,112,244    $    675,430
                                                    ============    ============



                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.




                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                     Consolidated Balance Sheets - Continued
                             March 31, 2000 and 1999


                                                                2000            1999
                                                           ------------    ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of capital lease payable             $          -    $      1,379
   Accounts payable - trade                                     292,728          50,381
   Other accrued liabilities                                    163,054         114,468
   Income taxes payable                                            --            50,750
   Deferred revenues                                            347,389         111,128
   Due to officer/shareholder                                   274,163         550,000
                                                           ------------    ------------

     Total current liabilities                                1,077,334         878,106
                                                           ------------    ------------


Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     2,000,000 shares authorized
       Series A - $1,000 stated value
       11,200 shares allocated, issued and outstanding       11,200,000            --
   Common stock - $0.001 par value                           50,000,000
     shares authorized.  9,769,450 and 5,716,250
     issued and outstanding, respectively                         9,769           5,716
   Additional paid-in capital                                 2,971,958       1,147,775
   Foreign currency translation adjustment                      (58,958)          3,195
   Accumulated deficit                                       (3,086,959)     (1,358,462)
                                                           ------------    ------------
                                                             11,035,810        (201,776)
   Stock subscription receivable                                   (900)           (900)
                                                           ------------    ------------

     Total shareholders' equity                              11,034,910        (202,676)
                                                           ------------    ------------

Total Liabilities and Shareholders' Equity                 $ 12,112,244    $    675,430
                                                           ============    ============



The accompanying notes are an integral part of these consolidated financial statements.



                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
         Consolidated Statements of Operations and Comprehensive Income
                       Years ended March 31, 2000 and 1999


                                                           2000           1999
                                                       -----------    -----------
Revenues
   Domestic                                            $ 5,538,616    $ 2,672,394
   Foreign                                               1,769,396           --
                                                       -----------    -----------
     Total revenues                                      7,308,012      2,672,394

Cost of Sales                                            1,904,734        356,853
                                                       -----------    -----------

Gross Profit                                             5,403,278      2,315,541
                                                       -----------    -----------

Operating Expenses
   Selling expenses
     Compensation and related costs                      1,680,742        593,488
     Other selling expenses                              1,503,592        736,148
     Amortization of marketing lists                        20,797           --
   General and administrative expenses
     Compensation and related costs                      2,132,639        502,306
     Consulting and professional fees                      596,473         67,449
     Other general and administrative expenses           1,223,275        370,428
   Research and development expenses                       414,120           --
   Depreciation                                            131,170         42,130
                                                       -----------    -----------
     Total operating expenses                            7,702,808      2,311,949
                                                       -----------    -----------

Income (Loss) from operations                           (2,299,530)         3,592

Other income (expense)
   Interest and other                                       (9,720)          (394)
   Litigation settlement                                   (20,000)          --
   Forgiveness of accrued officer compensation             550,000           --
                                                       -----------    -----------

Income (Loss) before provision for income taxes         (1,779,250)         3,198

Provision for income taxes                                  50,753        (51,228)
                                                       -----------    -----------

Net Income (Loss)                                       (1,728,497)       (48,030)

Other comprehensive income (expense)
   Change in foreign currency translation adjustment       (62,153)          --
                                                       -----------    -----------

Comprehensive Income (Loss)                            $(1,790,650)   $   (48,030)
                                                       ===========    ===========

Income (Loss) per share of common stock outstanding,
   computed on net loss - basic and fully diluted      $     (0.22)   $     (0.01)
                                                       ===========    ===========

Weighted-average number of shares outstanding            8,236,426      5,941,250
                                                       ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.




                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                  Statement of Changes in Shareholders' Equity
                       Years ended March 31, 2000 and 1999




                          Class A convertible                                     Foreign
                             preferred stock        Common stock     Additional   currency                    Stock
                         ---------------------      ------------      paid-in    translation  Accumulated  subscription
                        # shares  stated value  # shares  par value   capital    adjustment    deficit      receivable   # shares
                        --------  ------------  --------  ---------   -------    -----------  -----------  ------------  --------
Balances at
   April 1, 1999,
   as reported             -          $ -       6,911,165  $6,911     $926,021   $      -     $(1,310,432) $      -          -

Effect of 1 for 10
   reverse stock split,
   including rounding
   and change in par
   value to $0.00001
   per share               -            -      (6,219,915) (6,904)       6,904          -              -          -           -
Effect of change
   in par value to
   $0.001 per share        -            -            -        684         (684)         -              -          -           -
Effect of reverse
   acquisition of
   WorldWideWeb
   Institute.com, Inc.     -            -       5,025,000   5,025       (4,025)         -              -          (900)       -
Effect of acquisition
   of WorldWideWeb
   Institute.com, Ltd      -            -             -       -        221,559        3,195            -          -           -
                        --------  ------------  --------  ---------   --------   -----------  -----------  ------------  --------

Balances at
   April 1, 1999,
   as restated             -            -       5,716,250   5,716    1,149,775        3,195   (1,310,432)         (900)       -

Purchase of
   treasury stock          -            -             -       -            -            -             -            150       150
Sale of
   treasury stock          -            -             -       -         (2,000)         -             -           (150)     (150)

Net loss for the year      -            -             -       -            -            -        (48,030)         -           -
                        --------  ------------  --------  ---------   -------    -----------  -----------  ------------  --------

Balances at

   March 31, 1999           -     $     -       5,716,250  $5,716    $1,147,775      $3,195   $(1,358,462)       $(900)       -
                        ========= ============  =========   =====    =========       =====     =========      ========   =======


                         Treasury stock
                        ----------------
                        cost       Total
                        -------  -------

Balances at
   April 1, 1999,
   as reported          $  -    $ (377,500)

Effect of 1 for 10
   reverse stock split
   including rounding
   and change in par
   value to $0.00001
   per share               -            -
Effect of change
   in par value to
   $0.001 per share        -            -
Effect of reverse
   acquisition of
   WorldWideWeb
   Institute.com, Inc.     -           100
Effect of acquisition
   of WorldWideWeb
   Institute.com, Ltd      -       224,754
                        -------   --------

Balances at
   April 1, 1999,
   as restated             -      (152,646)

Purchase of
   treasury stock       (2,150)     (2,000)
Sale of
   treasury stock        2,150          -

Net loss for the year      -       (48,030)
                        -------  ---------

Balances at
   March 31, 1999       $  -     $(202,676)
                        =======  =========

                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-7



                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                      Statement of Changes in Shareholders'
                         Equity - Continued Years ended
                             March 31, 2000 and 1999




                           Class A convertible                                             Foreign
                              preferred stock             Common stock       Additional   currency                   Stock
                           --------------------      ----------------------    paid-in  translation  Accumulated  subscription
                          # shares stated value        # shares   par value    capital   adjustment    deficit    receivable
                           ------   ----------       ----------   ---------   --------   ---------- ----------   ----------
Balances at
   March 31, 1999               -     $      -          5,716,250    $5,716   $1,147,775  $3,195    $(1,358,462)      $(900)

Issuance of common
   stock for settlement
   of contract with
   former officer               -            -          1,800,000     1,800      16,200        -              -           -

Issuance of common
   stock for consulting
   fees                         -            -            125,000       125       5,875        -              -           -

Sale of common
   stock for cash               -            -          1,847,000     1,847    2,692,153       -              -           -

Issuance of common
   stock upon exercise
   of stock options             -            -            281,200       281      632,419       -              -           -

Sale of Series A
   convertible
   preferred stock         11,200   11,200,000                  -        -             -       -              -           -
Cost of raising capital         -            -                  -        -    (1,522,464)      -              -           -

Change in foreign
   currency translation
   adjustment                   -            -                  -        -             - (62,153)             -           -

Net loss for the year           -            -                  -        -             -       -     (1,728,497)          -
                           ------   ----------       ------------   ------    ---------- -------     ----------      ------

Balances at

   March 31, 2000          11,200  $11,200,000         9,769,450   $9,769     $2,971,958 $(58,958)   $(3,086,959)    $(900)
                           ======   ==========       ===========   ======     ========== ========    ===========     =====


                                                   Treasury stock
                                                  --------------------
                                      # shares    cost           Total
                                     -------   --------     ------------


Balances at
   March 31, 1999                          -    $     -       $(202,676)

Issuance of common
   stock for settlement
   of contract with
   former officer                          -          -          18,000

Issuance of common
   stock for consulting
   fees                                    -          -           6,000

Sale of common
   stock for cash                          -          -       2,694,000

Issuance of common
   stock upon exercise
   of stock options                        -          -         632,700

Sale of Series A
   convertible
   preferred stock                         -          -      11,200,000
Cost of raising capital                    -          -      (1,522,464)

Change in foreign
   currency translation
   adjustment                              -          -          (62,153)

Net loss for the year                      -          -       (1,728,497)
                                     -------   --------     ------------

Balances at
   March 31, 2000                         -    $      -      $11,034,910
                                     ======    ========     ============


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-9



                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                      Consolidated Statements of Cash Flows
                       Years ended March 31, 2000 and 1999


                                                                           2000            1999
                                                                      ------------    ------------
Cash Flows from Operating Activities
   Net income (loss)                                                  $ (1,728,497)   $    (48,030)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                     151,967          42,130
         Unrealized foreign currency translation adjustment                (62,153)           --
         Lawsuit settlement paid with transfer of assets                    20,000            --
         Common stock issued for consulting fees                            24,000            --
         Forgiveness of accrued compensation on employment contract       (550,000)           --
         (Increase) Decrease in
            Accounts receivable - trade and other                           27,591         (51,251)
            Refundable income taxes receivable                            (102,280)           --
            Prepaid expenses and other                                      29,411         (53,591)
         Increase (Decrease) in
            Accounts payable                                               242,346          50,381
            Other accrued liabilities                                       48,586          95,160
            Due to former officer/shareholder                                 --           152,500
            Income taxes payable                                           (50,750)         50,750
            Deferred revenues                                              236,261         111,128
                                                                      ------------    ------------
      Net cash provided by operating activities                         (1,713,518)        349,177
                                                                      ------------    ------------

Cash Flows from Investing Activities
   Cash advanced for note receivable                                       (21,691)           --
   Cash paid for marketing and customer lists                             (415,931)           --
   Cash invested in other entities                                      (2,333,904)           --
   Advances to affiliates - net                                           (466,732)        (64,995)
   Purchase of property and equipment                                     (627,296)       (219,558)
                                                                      ------------    ------------
      Net cash used in investing activities                             (3,865,554)       (284,553)
                                                                      ------------    ------------

Cash Flows from Financing Activities
   Cash acquired in acquisition of Canadian subsidiary                        --           160,006
   Cash advanced by officers                                               274,163            --
   Purchase of treasury stock                                                 --            (2,000)
   Cash received on sale of preferred stock                             11,200,000            --
   Cash received on sale of common stock                                 2,694,000            --
   Cash received on exercise of stock options                              632,700            --
   Cash paid to acquire capital                                         (1,522,464)           --
   Cash paid for deferred offering costs                                   (18,035)           --
   Payments on capital lease payable                                        (1,379)         (6,571)
                                                                      ------------    ------------
      Net cash used in financing activities                             13,258,985         151,435
                                                                      ------------    ------------

Increase in Cash and Cash Equivalents                                    7,679,913         216,059
Cash and cash equivalents at beginning of period                           216,159             100
                                                                      ------------    ------------

Cash and cash equivalents at end of period                            $  7,896,072    $    216,159
                                                                      ============    ============


                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)
                Consolidated Statements of Cash Flows - Continued
                      Years ended March 31, 2000 and 1999

                                                            2000      1999
                                                            -------   -------
Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                          $ 9,721   $   394
                                                            =======   =======
   Income taxes paid (refunded)                             $    --   $    --
                                                            =======   =======

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities

      Settlement of lawsuit with transfer of a patent       $20,000   $    --
                                                            =======   =======




The accompanying notes are an integral part of these consolidated financial statements.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

                   Notes to Consolidated Financial Statements

Note A - Basis of Presentation

WorldWideWeb Institute.com, Inc. (Company) was incorporated on May 29, 1990 as Interamerican Pharmaceutical Corporation under the laws of the State of Florida. The Company changed its name to Spectrum Pharmaceutical Corporation in April 1991. The Company was originally formed to engage in the development and marketing of certain products utilizing the chemical compound procaine hydrochloride for the treatment of tinnitus, certain symptoms of Alzheimer's Disease and cocaine addiction. The Company was assigned a patent covering its products for the specifically named conditions and diseases. These operations were not successful and abandoned in prior years.

On June 29, 1999, as filed on July 30, 1999, the Company amended its Articles of Incorporation to issue up to 50,000,000 shares of $0.00001 par value Common
Stock and to effect a one (1) for ten (10) reverse stock split, with no fractional shares being issued. The Company also changed its corporate name to WorldWideWeb Institute.com, Inc.

On March 28, 2000, as filed in April 2000, the Company amended its Articles of Incorporation to authorize the issuance of up to 2,000,000 shares of $0.001 par value Preferred stock and to change the par value of its Common Stock from $0.00001 to $0.001 per share. Concurrent with this Amendment, the Company filed a Certificate of Designations, Preferences and Rights to designate a Series A Convertible Preferred Stock consisting of 11,200 shares with a stated value of $1,000 per share.

All issued and outstanding share amounts in the accompanying consolidated financial statements have been restated to reflect the effect of the reverse stock split and accompanying changes in the par value of Common Stock as of the first day of the first period presented.

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

In the first quarter of Calendar 2000, the Company acquired 100.0% of the issued and outstanding common stock of WorldWideWeb Institute.com, Ltd., a Canadian corporation. The Company and/or it's Florida subsidiary had provided significantly all of the necessary working capital for the Canadian operation and the Florida subsidiary had owned approximately 20.0% of this operation since its 1999 inception. Accordingly, the acquisition of this entity was accounted for on an "as-if-pooled" basis due to the common control of this operation and the related domestic entities.

Both subsidiaries, WorldWideWeb Institute.com, Inc. and WorldWideWeb Institute.com, Ltd., are in the business of developing, maintaining and hosting internet web sites for unrelated third party consumers. Additionally, the Company is in the business of developing, licensing and/or leasing marketing lists, based on either facsimile machine telephone numbers and/or e-mail addresses, to other unrelated third party customers.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

Note A - Basis of Presentation - Continued

The Company has a March 31 year-end and follows the accrual method of accounting.

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

During the years ended March 31, 2000 and 1999, respectively, the Company has a concentration of revenues related to the production, maintenance and hosting of internet web sites for unrelated third parties. In the event of technological changes, hosting mediums and international network connections; the Company may be at risk for a loss of revenues in future periods, which could have a detrimental effect on the Company's operations. Management is cognizant of the rapid changes in technology for the Internet and is instituting operational changes to offset, if any, negative impact to its revenues as a result of technology, hosting or access technologies.

Note B - Summary of Significant Accounting Policies

1. Cash and cash equivalents and Currency translations

   The Company and its operating subsidiaries maintain funds in United States and/or Canadian financial institutions in either US dollar (US$) and Canadian dollar (CN$) transaction accounts. All transactions of foreign subsidiaries reflected in the accompanying financial statements have been converted into US dollar equivalents, as of the end of each respective quarter at the Wall Street Journal published exchange rate on the last day of the fiscal quarter, for CN$ accounts and at historical amounts for US$ accounts.

   The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

   Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2. Accounts Receivable and Revenue Recognition

   In the normal course of business, the Company accepts checks or national bankcards as payment for its internet web site development and hosting services. Bankcard charges are normally paid by the clearing institution within three to fourteen days from the date of presentation by the Company. Because of the credit risk involved, if any, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

   Revenues are recognized at the time that the various components of the customer's web site development process are completed. Based on historical statistics, all fees are earned and non-refundable within 15 working days after work commences on a new site. All fees and charges for subsequent changes and enhancements are recognized as revenues at the time the work is completed by Company personnel, generally 5-10 working days from commencement of the modifications to a customer's site.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

Note B - Summary of Significant Accounting Policies - Continued

3. Property and Equipment

   Property and equipment is recorded at cost and is depreciated on a straight-line basis, over the estimated useful lives (generally 2.5 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

4. Marketing and customer lists

   Marketing and customer lists which are acquired for both internal Company use and for rental and/or licensing to other unrelated entities are capitalized and amortized over a 10 year period using the straight-line method.

5. Deferred offering costs

   The Company completed the process of "going public" through a "reverse acquisition" transaction with a publicly held "shell" company. Deferred public offering costs represent accounting, legal and underwriting costs incurred by the Company pertaining to an anticipated registration statement to be filed with the U. S. Securities and Exchange Commission as required in a transaction selling $11,200,000 in Class A Convertible Preferred Stock on March 31, 2000. These costs will be charged against additional paid-in capital upon successful completion of the registration statement, or charged to expense if the terms and conditions of the Preferred Stock sale are modified.

6. Income taxes

   The Company and it's wholly-owned Florida subsidiary filed separate corporate federal income tax returns through March 31, 1999. It is anticipated that these two entities will file a consolidated federal income tax return in future periods. Due to the changes in control occurring in 1999, the Company has no net operating loss carryforwards from periods prior to the change in control available to offset financial statement or tax return taxable income in future periods.

   The Company's Canadian subsidiary will, as necessary, file separate income tax returns and corporate reports with the appropriate Canadian authorities.

   The Company uses the asset and liability method of accounting for income taxes. At March 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily non-deductible accrued compensation amounts payable to an officer in periods prior to March 31, 1999and accumulated depreciation and amortization, accrued vacation pay accruals, allowances for bad debts and other similar items with statutory tax treatments per The Internal Revenue Code of 1976, as amended.

   As of March 31, 2000 and 1999, the deferred tax asset was fully reserved.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

Note B - Summary of Significant Accounting Policies - Continued

7. Income (Loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1999, the Company had no outstanding warrants or options. As of March 31, 2000, the Company's outstanding warrants and options were anti-dilutive due to the Company's net operating loss position.

8. Research and development costs

   The Company follows the requirements of Statement of Financial Accounting Standards No. 2, as amended by No. 86, "Accounting for Computer Software to be Sold, Leased or Otherwise Marketed" whereby "Costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon the completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product."

   Payments made on prospective licensing agreements for software to be developed by others are capitalized until such time that the product is placed in service or abandoned. In the case of a product being placed in service, the capitalized costs will be amortized over the estimated useful life of the product, without regard to technological modifications, and the related estimated revenue stream of the product. In the event that a product is abandoned, the unamortized capitalized costs will be charged to operations at the date of abandonment.

9. Deferred income

   Revenues,   and  related  direct  costs,   related  to  the  preparation  and
   maintenance of web sites are deferred until such time that the site is operational (generally 15 working days from inception).

10. Reclassifications

   Certain Fiscal 1999 amounts have been reclassified to conform to the Fiscal 2000 financial statement presentations.

Note C - Note receivable

The Company has executed a $19,050 note receivable with a related entity. The note, dated March 30, 2000, bears interest at 4.0% and is due on or before July 20, 2002. The note has an outstanding balance of approximately $21,691 at March 31, 2000.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

Note D - Advances to related parties

The Company has advanced approximately $579,463 and $112,731 to related entities. These advances are non- interest bearing and are repayable upon demand. The Company holds options to acquire various interests in all of the entities to which advances have been made.

Note E - Investments in other entities

The Company has invested in various related and unrelated entities. A summary of these investments is as follows:

         World Wide Web Institute of Australia Pty Ltd         $ 459,440
         World Wide Web Institute do Brazil Ltda.                617,875
         Internet Sales Products, Inc.                           601,573
         Teklaunch, Inc.                                         267,522
         ECCO-Net, Inc.                                          188,508
         Low Cost Hosting.com, Inc.                              140,003
                                                               ---------
                                                              $2,274,921

World Wide Web Institute of Australia Pty Ltd is an Australian corporation engaged in the development, maintenance and hosting of internet web sites for unrelated third party consumers in Australia and the Pacific Rim. This entity is owned 20.0% by the Company and 80.0% by members of the Company's Chairman of the Board's family. This entity conducts business identical to that of the Company. The Company has an option to acquire up to an additional 55.0% of this entity for additional consideration of $200,000.

World Wide Institute do Brazil Ltda is a Brazilian corporation engaged in the development, maintenance and hosting of internet web sites for unrelated third party consumers in South America. This entity is owned 20.0% by the Company and 80.0% by other unrelated parties. This entity conducts business identical to that of the Company. The Company has an option to transfer its holdings in this entity to the controlling shareholders or to obtain up to a total of 80.0% of this entity, as defined in the corresponding letter agreements.

Internet  Sales  Products,  Inc.  is a Florida  corporation  in the  business of network marketing. This entity provides marketing, an administrative organization and product line using the Company's products that will provide customers, on a worldwide basis, the ability to acquire a basic internet web site, hosting and other bundled product services. This entity is owned 20.0% by the Company and 80.0% by a current shareholder and former officer of the Company. The Company has the option to convert any and all advances to and investments in this entity to additional shares of this entity up to a total ownership percentage of 90.0%. The conversion price related to any additional shares is to be determined by an outside third party.

Teklaunch, Inc. is a Florida corporation in the internet solutions business, including web site design and hosting, e-commerce and internet business consulting. This entity is owned 20.0% by the Company and 80.0% by other unrelated persons. In April 2000, the Company and Teklaunch, Inc. executed a Stock Purchase Agreement whereby the Company was to acquire an additional 16.0% (for a total ownership of approximately 36.0%) in this entity for the payment of approximately $500,000 in cash or in-kind expenditures by the Company on Teklaunch's behalf and to acquire an additional 48.0% (for a total ownership of approximately 84.0%) in this entity for an additional payment of approximately $100,000 in cash or in-kind expenditures on this entity's behalf.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

Note E - Investments in other entities - continued

ECCO-Net, Inc. is a Texas corporation in the business of providing electronic information services to the music industry. This entity and the Company are engaged in the development, maintenance and support of an interactive internet/intranet software package for the entertainment industry. This entity is owned 10.0% by the Company and 90.0% by other unrelated persons.

Low Cost Hosting.com, Inc. is a Florida corporation in the business of providing unrelated consumers with low cost virtual web site hosting, online site building services, e-commerce capabilities with secured server transaction capability, database integration and related technical support. This entity is owned 25.0% by the Company and 75.0% by an unrelated person. Upon the investment by the Company of approximately $250,000 in either cash or in-kind expenditures on this entity's behalf, the Company will have a 10-year option to acquire the 75.0% of the outstanding shares of this entity that the Company does not own at the sole option of the Company.

Note F - Software license

The Company has a Software Development Agreement with an individual who is also an employee of the Company to acquire an automated macro-driven web site building tool (Tool) from a Florida corporation owned by the individual, who has assigned the rights to the Tool to his corporation, for the exclusive use of the Company. The Company, upon completion, will own all rights, patents, title and interests in the Tool.

The costs capitalized in the accompanying consolidated financial statements represent direct costs incurred by the Company on behalf of the employee to develop the Tool, which will be amortized against operations, commencing on the first day that the Tool is fully operational.

In addition to the allocated costs of development incurred by the Company on the employee's behalf, the Company will pay the employee the following as further compensation for development of the Tool: 1) $100,000 cash payable in installments as set forth in the Software Development Agreement; 2) 50,000 shares of the Company's restricted, unregistered common stock; 3) a "put" option on the 50,000 shares in 2) which may be exercised after November 30, 2001 at a price of $10.00 per shares if the shares cannot be sold in the open market or if the open market price is less than $10.00 per share; 4) 2.5% of the issued and outstanding stock of Internet Sales Products, Inc. which is owned by the Company; 5) 20.0% of any license fees received by the Company for the licensing of the Tool to other web site development entities; 6) a royalty equal to 3.0% of the total cost charged to a Company client for all Company developed web sites generated using the Tool in excess of 100,000 web sites until such time that a total of $5,000,000 has been paid to the employee. The Company and/or the employee has the right to assign this Tool into a to-be-formed corporation, tentatively known as Cross Country Logistics, Inc. and the employee has the sole right and option to convert the right to receive any royalties from the use of the Tool into a 10.0% ownership in the subsidiary operation.

In the event that the employee transfers the Tool into Cross Country Logistics, Inc., the Company is obligated to acquire 100.0% of the issued and outstanding stock of Cross Country Logistics, Inc. for a purchase price of approximately $600,000 under similar terms, conditions and performance benchmarks as required in the preceding Software Development Agreement.



                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

Note G - Capital Lease

The Company had a capital lease obligation for the acquisition of a telephone system. This $7,950 lease was payable in monthly installments of approximately
$695, including accrued interest. Final payment was made in May 1999. The balance due on this lease as of March 31, 2000 and 1999, respectively, was $-0-and $1,379.

Note H - Due to officer/shareholder

The Company's Chairman of the Board has advanced approximately $274,000 to the Company for working capital in prior periods. These advances are non-interest bearing and are repayable upon demand.

Note I - Income Taxes

The components of income tax (benefit) expense for the years ended March 31, 2000 and 1999, respectively, are as follows:

                                                2000            1999
                                               --------        --------
                      Federal:
                           Current             $(40,753)        $42,000
                           Deferred                   -               -
                                               --------        --------
                                                (40,753)         42,000
                                               --------        --------
                      State:
                           Current              (10,000)          9,228
                           Deferred                   -               -
                                               --------        --------
                                                (10,000)          9,228
                                               --------        --------
                           Total               $(50,753)        $51,228
                                               ========        ========

As of March 31, 2000, the Company has a net operating loss carryforward of approximately $1,700,000 to offset future taxable income. If not fully utilized, this carryforward will begin to expire in 2020.

The Company's income tax expense for the years ended March 31, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                    2000          1999
                                                                  ---------     ---------
Statutory rate applied to earnings (loss) before income taxes     $(538,237)    $     925

Increase (decrease) in income taxes resulting from:

   State income taxes                                              (10,000)         9,228
   Non-deductible accrued officer compensation                        -            51,850
   Other, including reserves for deferred tax asset                497,484        (10,775)
                                                                  --------      ---------

     Income tax expense                                           $(50,753)     $  51,228
                                                                  ========      =========


                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

                       Note I - Income Taxes - Continued

The Company's deferred tax asset as of March 31, 2000 and 1999, respectively, is as follows:

                                                         2000      1999
                                                        ---------  -------
     Net operating loss carryforwards                   $578,000   $     -
     Valuation allowance                                (578,000)        -
                                                         -------   -------

     Net deferred tax asset                             $      -   $     -
                                                         =======   =======

The valuation allowance estimate increased (decreased) by approximately $578,000 and $-0- for the years ended March 31, 2000 and 1999, respectively. Management is of the opinion that it's valuation estimate is reasonably possible of changing in future periods.

Note J - Convertible preferred stock

On March 28, 2000, as filed in April 2000, the Company amended its Articles of Incorporation to authorize the issuance of up to 2,000,000 shares of $0.001 par value Preferred stock and to change the par value of its Common Stock from $0.00001 to $0.001 per share. Concurrent with this Amendment, the Company filed a Certificate of Designations, Preferences and Rights to designate a Series A Convertible Preferred Stock consisting of 11,200 shares with a stated value of $1,000 per share.

On February 28, 2000, the Company sold 11,200 shares of Series A Convertible Preferred Stock for total gross proceeds of $11,200,000. The transaction closed on March 31, 2000. The Preferred Stock is convertible into shares of the Company's common stock at a conversion rate of $4.50 per common share.

The underlying common shares are subject to a Registration Rights Agreement whereby the Company is obligated to file a Form S-3 or other such Registration Statement as available with the U. S. Securities and Exchange Commission on or before 45 days after the closing date to register at least 3,500,000 shares of the Company's common stock. In the event the Registration Statement is not effective on or before 210 days after March 31, 2000, the Company shall pay $15,000 per $1,000,000 in Preferred Stock outstanding per month, or part of a month, that the effective date of the Registration Statement is later than the 210th day after March 31, 2000. The payment is to be made in cash or, at the sole option of the holding Investor, common stock at the conversion rate of $4.50 per share.

As a condition of the sale of the Series A Convertible Preferred Stock, the Company agreed to a "lock up period" of 240 days from March 31, 2000 whereby the Company cannot contract with any other party to obtain additional financing in which any equity or equity-linked securities are issued without the express written consent of the entity initiating the sale of the Preferred Stock.

At any time from March 31, 2000 until eighteen (18) months thereafter, the Purchasers of the Preferred Stock have the right to purchase up to an additional 2,222,222 shares of common stock at a price of $7.50 per share.

The Company is obligated to designate and reserve an adequate number of common shares to facilitate the conversion of the Preferred Stock at all times during the period that the Preferred Stock is issued and outstanding.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

Note K - Common stock transactions

On June 29, 1999, as filed on July 30, 1999, the Company amended its Articles of Incorporation to issue up to 50,000,000 shares of $0.00001 par value Common Stock and to effect a one (1) for ten (10) reverse stock split.

On March 28, 2000, as filed in April 2000, the Company amended its Articles of Incorporation to authorize the issuance of up to 2,000,000 shares of $0.001 par value Preferred stock and to change the par value of its Common Stock from $0.00001 to $0.001 per share. Concurrent with this Amendment, the Company filed a Certificate of Designations, Preferences and Rights to designate a Series A Convertible Preferred Stock consisting of 11,200 shares with a stated value of $1,000 per share.

All issued and outstanding share amounts in the accompanying consolidated financial statements have been restated to reflect the effect of the reverse stock split and accompanying changes in the par value of Common Stock as of the first day of the first period presented.

On April 1, 1999, the Company issued 18,000,000 pre-reverse split shares (1,800,000 post-reverse split shares) of unregistered, restricted common stock to its former President in settlement of a consulting contract for providing various services to the Company in preserving the corporate entity during preceding years. This transaction was valued at approximately $18,000, which approximates the "fair value" of the common stock issued and the agreed- upon value of the services rendered.

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

On August 10, 1999, the Company sold an aggregate of 1,000,000 Units, consisting of one (1) share of restricted, unregistered common stock and one (1) Warrant to purchase an additional share of restricted, unregistered common stock at a price of $2.25 per share through December 31, 2001, at a price of $1.00 per Unit under a Stock Subscription Agreement for total proceeds of $1,000,000 to the Company for working capital purposes.

In August 1999, the Company issued a Private Offering Memorandum selling up to 250,000 Units at a price of $2.00 per Unit. Each Unit consists of one (1) share of restricted, unregistered common stock and one (1) Warrant entitling the holder to purchase one (1) share of restricted, unregistered common stock at a price of $2.25 per share through December 31, 2001. These Warrants are designated to be registered in the Company's first Registration Statement under The Securities Act of 1933 after the closing of this Private Offering
Memorandum. The Company sold 250,000 Units in this offering generating gross proceeds of approximately $500,000.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

Note K - Common stock transactions - Continued

On August 31, 1999, the Company issued a Private Placement Memorandum to sell 500,000 Units, with the provision for an additional 200,000 Units to allow for oversubscriptions, at a price of $2.00 per Unit. Each Unit consists of one (1) shares of restricted, unregistered common stock and one (1) Warrant entitling the holder to purchase one (1) share of restricted, unregistered common stock at a price of $2.25 per share through December 31, 2001. The common stock sold under this Memorandum are subject to a "lock-up" agreement whereby the purchasers are subject to the requirements of Rule 144 and a contractual 24-month holding period as agreed to between the purchaser and the Company. The Warrants have no registration rights. The Company sold 597,000 Units in this offering generating gross proceeds of approximately $1,194,000.

In December 1999, the Company modified the terms of the stock warrants sold in the 250,000 Unit and 500,000 Unit offerings, respectively, whereby all holders were offered an incentive to exercise the outstanding warrants. The Company, to generate additional working capital, offered the holders of the $2.25 Warrants the availability to receive a Replacement Warrant entitling the holder, upon exercise of the initial Warrant, to purchase a share of restricted, unregistered common stock at $8.00 per share for a two-year period from the exercise of the initial Warrant. This offer was open for a 30-day period during January 2000. Approximately 281,200 Warrants were exercised during this period generating gross proceeds of approximately $632,700 to the Company and the Company issued 281,200 Replacement Warrants, which will expire at various dates during January 2002.

Note L - Stock Warrants

In connection with the March 31, 2000 sale of 11,200 shares of Series A Convertible Preferred Stock, the Company issued a Stock Warrant to Zanett Securities Corporation to purchase up to 250,000 shares of the Company's common stock at the market price of the Company's common stock on the Preferred Stock closing date of March 31, 2000 (approximately $11.82 per share). These shares are to be registered in the S-4 Registration Statement or such other
Registration Statement as may be available to the Company as discussed previously. This warrant expires on its third anniversary date, if not exercised.

In connection with the March 31, 2000 sale of 11,200 shares of Series A Convertible Preferred Stock, the Company issued a Stock Warrant to Hobbs Melville Securities Corp. to purchase up to 100,000 shares of restricted, unregistered common stock at a price of $4.00 per share in settlement of cancellation of a Letter of Engagement by and between the Company and Hobbs Melville Securities Corp.

On August 10, 1999, in connection with the sale of 1,000,000 shares of restricted, unregistered common stock under a Stock Subscription Agreement, the Company issued corresponding Warrants to purchase one (1) share of restricted, unregistered common stock at a price of $2.25 per share through December 31, 2001.

In August, 1999, the Company issued a Private Offering Memorandum selling up to 250,000 Units at a price of $2.00 per Unit. Each Unit consists of one (1) share of restricted, unregistered common stock and one (1) Warrant entitling the holder to purchase one (1) share of restricted, unregistered common stock at a price of $2.25 per share through December 31, 2001. These Warrants are designated to be registered in the Company's first Registration Statement under The Securities Act of 1933 after the closing of this Private Offering Memorandum.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

Note L - Stock Warrants - Continued

On August 31, 1999, the Company issued a Private Placement Memorandum to sell 500,000 Units, with the provision for an additional 200,000 Units to allow for oversubscriptions, at a price of $2.00 per Unit. Each Unit consists of one (1) shares of restricted, unregistered common stock and one (1) Warrant entitling the holder to purchase one (1) share of restricted, unregistered common stock at a price of $2.25 per share through December 31, 2001. The common stock sold under this Memorandum are subject to a "lock-up" agreement whereby the purchasers are subject to the requirements of Rule 144 and a contractual 24-month holding period as agreed to between the purchaser and the Company. These Warrants have no registration rights.

In December 1999, the Company modified the terms of the outstanding stock warrants sold in the preceding paragraphs whereby all holders were offered an incentive to exercise the outstanding warrants. The Company, to generate additional working capital, offered the holders of the $2.25 Warrants the availability to receive a Replacement Warrant entitling the holder to purchase an additional share of restricted, unregistered common stock at $8.00 per share for a two-year period from the exercise of the initial Warrant. This offer was open for a 30-day period during January 2000. Approximately 281,200 Warrants were exercised during this period generating gross proceeds of approximately $632,700 to the Company and the Company issued 281,200 Replacement Warrants, which will expire at various dates during January 2002.

The following table summarizes the status of outstanding warrants as of March 31, 2000:

                                       Warrants
                                     outstanding     Warrants
                                     originally   Exercise price
                                      issued at  March 31, 2000    per share
                                     -----------  ------------  --------------

August 1999 Warrants                   1,000,000     1,000,000     $2.25
December 1999 Warrants                   847,000       565,800     $2.25
January 2000 Replacement Warrants        281,200       281,200     $8.00
Preferred Stock Warrants                 350,000       350,000  $4.00 - $11.82
                                     -----------   -----------

Totals at March 31, 2000               2,478,200     2,197,000
                                     ===========   ===========


Note M - Stock Options

In July 1999, the Company granted options to purchase 450,000 shares of the Company's stock to its Chairman and controlling shareholder at an exercise price of $5.00 per share, which approximated the closing price of the Company's stock on the date of issuance, as amended by the Company's Board of Directors in October 1999. The options vest pro-rata over a four-year period and are exercisable at the anniversary date of the original July 1999 grant.

In October 1999, the Company granted options to purchase 75,000 shares each to two separate Company officers and shareholders at an exercise price of $5.00 per share, which approximated the closing price of the Company's stock on the date of issuance. The options vest as follows: October 2000 - 37,500 shares; October 2001 - 37, 500 shares and also require each officer to be employed by the Company through December 31, 2000. One of the officers left the Company prior to March 31, 2000 and the granted options were terminated.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

Note M - Stock Options - Continued

There were no exercise of any options during the period ended March 31, 2000 and subsequent thereto. The following table summarizes all vested options granted from July 1999 through March 31, 2000:

                    Options    Options     Options    Options    Exercise price
                    granted   exercised  terminated outstanding    per share
                    --------- ---------  ---------- ------------ ---------------

Chairman options     400,000         -         -     400,000       $5.00
Officer options       75,000         -     37,500     37,500       $5.00
                    --------     -----     ------   ---------

     Totals         1,200,339        -     37,500    437,500
                    =========    =====     ======    =======

The weighted average exercise price of all issued and outstanding options at March 31, 2000 was $5.00.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed due to the fact that the exercise price of the options was substantially equal to the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at March 31, 2000, respectively.

Note N - Contingencies

Employment Agreement

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

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

Note N - Contingencies - Continued

Employment Agreement - continued

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

On June 10, 1999, effective June 1, 1999, the Company entered into an Employment Agreement (Agreement) with an individual to serve as the Company's Chief Executive Officer and President (CEO). The Agreement is for a term of five (5) years and provides the CEO with an annual base salary of $250,000. The CEO may also be paid a bonus equal to 25.0% of base salary for the period beginning with the execution of the Agreement through March 31, 2004. The CEO is guaranteed a minimum bonus of $50,000 for term of the Agreement and is subject to mutually agreed-upon performance criteria. Further, the CEO is authorized to execute life insurance policies on his own life in the amount of $1,600,000 and the Company is responsible for the payment of premiums of said policies with these payments being additional compensation to the CEO. This Agreement terminates automatically upon either the death of the CEO or the CEO's voluntary separation from the Company. In the event that the Company dismisses the CEO, the Company is obligated to pay a lump sum severance equal to one year's base salary to the CEO for full and complete settlement of the Agreement.

Effective April 4, 1999, the Company entered into a Letter Agreement with an individual to serve as the Company's Chief Financial Officer (CFO). The Letter Agreement requires a base salary of $10,000 per month and may be terminated by the Company upon 60 days written notice. In the event that the Company's CFO is terminated, the Company is obligated to pay the CFO a severance equal to the base salary at the rate of one (1) week for each month served between April 1999 and the month of termination to a maximum of 16 weeks. Said payment is due upon the first (1st) day of the month subsequent to the termination. Additionally, the Company, upon notice of termination, is obligated to issue the CFO a Stock Purchase Warrant to purchase up to 40,000 restricted, unregistered common stock at a price equal to the average of the closing bid price of the Company's common stock over the previous 10 trading days. Such Warrant shall contain a cash-less exercise provision, no vesting conditions and piggyback registration rights. Further, the Company has agreed, in the event of termination, to contemporaneously execute, upon termination, a consulting contract with the CFO whereby the CFO will be retained as a consultant and Director to the Company for the succeeding 12 month period at a minimum rate of $5,000 per month, beginning on the date that his severance compensation ceases.

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

Note N - Contingencies - Continued

Employment Agreement - continued

Effective March 6, 2000, the Company entered into an Employment Agreement with an individual to serve as the Company's Chief Operating Officer and Executive Vice President (COO). On April 19, 2000, the parties modified this agreement to provide for a base salary of $150,000 per year and an annual performance bonus of up to 50.0% of the base salary with a guaranteed bonus of $45,000 payable in January 2001. The COO was granted the option to purchase up to 10,000 shares of the Company's common stock from the Company's Chairman at a price of $1.50 per share. This option expires on March 4, 2003 and 50.0% vests in June 2000 and the remainder vests on the first anniversary date of this agreement. Further, the COO was granted options to purchase up to 90,000 shares of the Company's common stock at a price of $8.00 per share (as repriced on April 28, 2000). These options expire on the seventh (7th) anniversary date of this agreement and vest over a three year period, commencing on March 15, 2001. In the event that the average price of the Company's common stock, as quoted, drop below $8.00 (as repriced on April 28, 2000) for a period of more than six months, these options will be canceled and replaced with identical options with an exercise price equal to the then prevailing market price.

Litigation

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

Currently, the Company is not subject to any direct governmental regulation other than the Securities Laws and Regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally. Few laws or regulations are directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for its services or otherwise have a material adverse effect on the Company's future operating performance.

The Company is the defendant in litigation styled Robert H. Braver v. Worldwide Web Institute, Inc. et al. in the District Court of Cleveland County, Oklahoma (Case No. CJ-99-1303-L) alleging that the Company unlawfully faxed information to the plaintiff. Per the Company's legal counsel, "There is a statute under which persons aggrieved by unwanted faxes and telephone calls may recover or may be found guilty of a misdemeanor, punishable by a fine of not less than $500.00 nor more than $1,000.00 for each separate violation. There is also the Federal Consumer Privacy Act which protects subscriber privacy rights." The Company is vigorously defending itself in this action and anticipates no material impact to either its operations, the results of operations, its financial condition or liquidity based on the uncertainty of outcome, if any, of this litigation at this time.

The Company is a plaintiff in two cases in Broward County Court alleging  former
Company    employee    violations   of    non-compete,    confidentiality    and
non-circumvention agreements:

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

Note N - Contingencies - Continued

Litigation - continued

     First, in WorldWideWeb Institute, Inc. v. USAWEB Technology, Inc., the Company seeks the recovery of damages and injunctive relief in connection with USAWEB's solicitation of employees to resign from the Company and accept positions at USAWEB which the Company believes is in violation of their non-compete and non-disclosure agreements with the Company. USAWEB has filed a counterclaim through which it seeks the recovery of damages for the Company's alleged tortious interference with its relationships with employees and third parties.

     Second, in WorldWideWeb Institute, Inc. et al., v. Carol Fletcher Hudson, the Company is seeking damages and injunctive relief in connection with Ms. Hudson's breach of a non-compete agreement and non-disclosure agreement. WorldWideWeb Institute, Inc., a Canadian corporation, ("WorldWideWeb Canada"), is seeking a declaration that Ms. Hudson is not entitled to stock in WorldWideWeb Canada because she has failed to perform any duties on behalf of the Company. Defendant has filed a counterclaim alleging that she is entitled to an equity interest in the Company and WorldWideWeb Canada. Ms. Hudson has also raised in her counterclaim a claim for intentional infliction of emotional distress based upon the conduct of an officer of the Company. This action is scheduled for trial in October, 2000. As discovery has not been completed, the Company cannot predict the probability of any outcome in the lawsuit.

The Company is involved in two other actions:

     In WorldWideWeb Institute, Inc. v. Scott Christenson, the plaintiff seeks the recovery of monies in connection with the Company's alleged failure to perform its contractual obligations. The amount in controversy is less than $5,000.00. The trial in this action is scheduled for August 11, 2000. The Company cannot predict the probability of any outcome in the lawsuit.

     The Company also is a plaintiff in a multi-part complaint for declaratory relief and damages with its former Chief Technology Officer and Director, Dana Williams. The case WorldWideWeb Institute.com, Inc. vs. Dana Williams, alleges that Ms. Williams while an officer and director of the Company set up and implemented plans to run a competing company. It also alleges breach of fiduciary duty including solicitation of current and former employees and misappropriation of trade secrets and other proprietary information, and unjust enrichment. The suit demands monetary damages and assignment back to the Company or cancellation of all shares.

Consulting Agreement

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

                        WorldWideWeb Institute.com, Inc.
                 (formerly Spectrum Pharmaceutical Corporation)

             Notes to Consolidated Financial Statements - Continued

Note N - Contingencies - Continued

Placement Agent Agreement

In connection with the sale of 11,200 shares of Series A Convertible Preferred Stock, the Company executed a Placement Agent Agreement. This Placement Agent Agreement required a fee of 10.0% of the gross proceeds of the Preferred Stock issue; a $50,000 non-accountable expense allowance and a stock purchase warrant for 250,000 shares of common stock at the market price of the Company's common stock on the closing date. This Agreement also limits the Company's ability to negotiate with other investors, agents or other interested parties without the permission and/or assistance of the Placement Agent. Further, the Placement Agent shall approve all subsequent mergers, sales, consolidations, or financings involving the company and which are, in the aggregate, in excess of $250,000.

Acquisitions

On March 28, 2000, the Company entered into a Stock Purchase Agreement to acquire 100.0% of the issued and outstanding stock of Cross Country Logistics, Inc. from its sole shareholder, who is also an employee of the Company. The sole asset of Cross Country Logistics, Inc. is the assignment of ownership of an automated macro- driven web site building tool (Tool) with a pending patent application. The Company has incurred certain direct costs on the employee's behalf related to the development of the Tool. In addition to the allocated costs of development incurred by the Company on the employee's and/or Cross Country Logistics, Inc.'s behalf, the Company will pay an aggregate purchase price of $600,000 as follows: 1) $100,000 cash payable in installments as set forth in the Stock Purchase Agreement and 2) 50,000 shares of the Company's restricted, unregistered common stock to be issued as set forth in the Stock Purchase Agreement. This transaction closed subsequent to March 31, 2000.

Note O - Subsequent Events

On July 11, 2000, the Company signed a letter of intent to merge with SkyBiz International, Ltd., a privately- owned Hamilton Bermuda corporation with operations in Tulsa Oklahoma. SkyBiz International Ltd is in the business of worldwide sales of web sites to first time users, home-based businesses and many other customers in more than 180 countries.

On April 28, 2000, the Company issued a Warrant to purchase 20,000 shares of the Company's common stock to a member of the Board of Directors. The Warrant has an exercise price of $8.00 per share and expires on April 30, 2003.