Form 10-Q
period 2000-06-30
WORLDWIDEWEB INSTITUTE COM INC
filed 2000-08-21
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2000

                TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                       Commission File Number: 33-40848-A
                                               ----------

                        WorldWideWeb Institute.com, Inc.
        (Exact name of small business issuer as specified in its charter)

          Florida                                               65-0260247
-----------------------------                           ------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 14, 2000: 9,778,850
                                          --------------------------

Transitional Small Business Disclosure Format (check one):   YES    NO X
                                                                ---   ---

                        WorldWideWeb Institute.com, Inc.

                  Form 10-Q for the Quarter ended June 30, 2000

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        26


Part II - Other Information

  Item 1   Legal Proceedings                                                28

  Item 2   Changes in Securities                                            28

  Item 3   Defaults Upon Senior Securities                                  29

  Item 4   Submission of Matters to a Vote of Security Holders              29

  Item 5   Other Information                                                29

  Item 6   Exhibits and Reports on Form 8-K                                 29


Signatures                                                                  29

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
WorldWideWeb Institute.com, Inc.

We have reviewed the accompanying consolidated balance sheets of WorldWideWeb Institute.com, Inc. (a Florida corporation) and Subsidiaries as of June 30, 2000 and the accompanying consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three months ended June 30, 2000. These consolidated financial statements are prepared in accordance with the instructions for Form 10-Q, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

The accompanying balance sheet information as of March 31, 2000 was extracted from the Company's Annual Report on Form 10-K and was accompanied by our Report of Independent Certified Public Accountants dated June 26, 2000. We have performed no further audit procedures since that date.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.



                                                             S. W. HATFIELD, CPA
Dallas, Texas
August 14, 2000 (except for Note A
   as to which the date is August 18, 2000)






P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                        WorldWideWeb Institute.com, Inc.
                           Consolidated Balance Sheets
                        June 30, 2000 and March 31, 2000


                                                        (Unaudited)      (Audited)
                                                          June 30,        March 31,
                                                            2000            2000
                                                       ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                            $  3,782,413    $  7,896,072
   Accounts receivable, net of allowance for
     doubtful accounts of $-0-, respectively
       Trade                                                 99,535            --
       Refundable income taxes                              102,280         102,280
       Officers and shareholders                             80,531            --
       Other                                                 21,114          23,660
   Prepaid and other expenses                                30,807          16,579
                                                       ------------    ------------

     Total current assets                                 4,116,680       8,038,591
                                                       ------------    ------------


Property and equipment - at cost
   Computer equipment                                       832,397         706,560
   Office equipment, furnishings and other                  227,338         210,576
                                                       ------------    ------------
                                                          1,059,735         917,136
   Accumulated depreciation                                (272,112)       (199,998)
                                                       ------------    ------------

     Net property and equipment                             787,623         717,138
                                                       ------------    ------------


Other Assets
   Due from related parties                                 170,882         579,463
   Note receivable                                           21,691          21,691
   Software license                                         162,523          58,983
   Investments in other entities                          1,377,313       2,274,921
   Marketing and customer lists,
     net of accumulated amortization of
     approximately $38,483 and $20,796, respectively      1,266,936         395,135
   Deferred offering costs                                   18,035          18,035
   Other                                                      8,287           8,287
                                                       ------------    ------------

     Total other assets                                   3,025,667       3,356,515
                                                       ------------    ------------

Total Assets                                           $  7,929,970    $ 12,112,244
                                                       ============    ============


                                  - Continued -


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               4



                        WorldWideWeb Institute.com, Inc.
                     Consolidated Balance Sheets - Continued
                        June 30, 2000 and March 31, 2000


                                                            (Unaudited)      (Audited)
                                                              June 30,        March 31,
                                                                2000            2000
                                                           ------------    ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                $    105,837    $    292,728
   Other accrued liabilities                                    274,842         163,054
   Income taxes payable                                            --              --
   Deferred revenues                                            419,117         347,389
   Due to officer/shareholder                                      --           274,163
                                                           ------------    ------------

     Total current liabilities                                  799,796       1,077,334
                                                           ------------    ------------


Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value
     2,000,000 shares authorized
       Series A - $1,000 stated value
       11,200 shares allocated, issued and outstanding       11,200,000      11,200,000
   Common stock - $0.001 par value                           50,000,000
     shares authorized.  9,778,850 and 9,769,450
     issued and outstanding, respectively                         9,779           9,769
   Additional paid-in capital                                 2,992,849       2,971,958
   Foreign currency translation adjustment                      (81,915)        (58,958)
   Accumulated deficit                                       (6,989,639)     (3,086,959)
                                                           ------------    ------------
                                                              7,131,074      11,035,810
   Stock subscription receivable                                   (900)           (900)
                                                           ------------    ------------

     Total shareholders' equity                               7,130,174      11,034,910
                                                           ------------    ------------

Total Liabilities and Shareholders' Equity                 $  7,929,970    $ 12,112,244
                                                           ============    ============




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               5



                        WorldWideWeb Institute.com, Inc.
         Consolidated Statements of Operations and Comprehensive Income
                    Three months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                       Three months   Three months
                                                           ended          ended
                                                         June 30,       June 30,
                                                           2000           1999
                                                       -----------    -----------
Revenues
   Domestic                                            $   462,643    $ 1,745,794
   Foreign                                                 263,358        336,759
                                                       -----------    -----------
     Total revenues                                        726,001      2,082,553

Cost of Sales, including depreciation
   expenses of approximately $18,659
   and 4,944, respectively                                 511,224        435,696
                                                       -----------    -----------

Gross Profit                                               214,777      1,646,857
                                                       -----------    -----------

Operating Expenses
   Selling expenses                                        684,419        865,439
     Amortization of marketing lists                        17,687           --
   General and administrative expenses                   1,590,832        743,422
   Research and development expenses                          --           67,980
   Depreciation                                             43,146         23,410
                                                       -----------    -----------
     Total operating expenses                            2,336,084      1,700,251
                                                       -----------    -----------

Income (Loss) from operations                           (2,121,307)       (53,394)

Other income (expense)
   Interest and other                                      (13,125)          --
   Lawsuit settlement                                         --          (20,000)
   Forgiveness of accrued compensation                        --          550,000
   Abandonment of investments in other entities         (1,768,248)          --
                                                       -----------    -----------

Income (Loss) before provision for income taxes         (3,902,680)       476,606

Provision for income taxes                                    --         (117,000)
                                                       -----------    -----------

Net Income (Loss)                                       (3,902,680)       359,606

Other comprehensive income (expense)
   Change in foreign currency translation adjustment          --             --
                                                       -----------    -----------

Comprehensive Income (Loss)                            $(3,902,680)   $   359,606
                                                       ===========    ===========

Income (Loss) per share of common stock outstanding,
   computed on net loss - basic and fully diluted      $     (0.40)   $      0.05
                                                       ===========    ===========

Weighted-average number of shares outstanding            9,775,676      7,641,250
                                                       ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               6



                        WorldWideWeb Institute.com, Inc.
                      Consolidated Statements of Cash Flows
                    Three months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                    Three months   Three months
                                                                       ended          ended
                                                                      June 30,       June 30,
                                                                        2000           1999
                                                                    -----------    -----------
Cash Flows from Operating Activities
   Net income (loss)                                                $(3,902,680)   $   359,606
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                     79,492         28,354
       Unrealized foreign currency translation adjustment               (12,648)       (58,362)
       Common stock issued for consulting fees                             --           18,000
       Lawsuit settlement paid with transfer of assets                     --           20,000
       Forgiveness of accrued compensation on employment contract          --         (550,000)
       Abandonment of investments in other entities                   1,768,248           --
       (Increase) Decrease in
         Accounts receivable - trade and other                          (96,989)       (97,891)
         Prepaid expenses and other                                     (14,228)        58,010
       Increase (Decrease) in
         Accounts payable                                              (186,980)        36,261
         Other accrued liabilities                                      111,788         72,080
         Due to former officer/shareholder                                 --             --
         Income taxes payable                                              --          117,000
         Deferred revenues                                               71,728         52,644
                                                                    -----------    -----------
     Net cash provided by operating activities                       (2,182,179)        55,702
                                                                    -----------    -----------

Cash Flows from Investing Activities
   Cash paid for marketing and customer lists                          (889,488)          --
   Cash invested in other entities                                     (565,599)      (185,599)
   Purchase of property and equipment                                  (142,599)      (143,147)
                                                                    -----------    -----------
     Net cash used in investing activities                           (1,597,686)      (328,746)
                                                                    -----------    -----------

Cash Flows from Financing Activities
   Cash acquired in acquisition of Canadian subsidiary                     --          131,529
   Cash proceeds from note payable                                         --          100,000
   Cash advanced by (to) officers and shareholders                     (354,694)          --
   Cash received on sale of common stock                                 20,900           --
   Payments on capital lease payable                                       --           (1,379)
                                                                    -----------    -----------
     Net cash used in financing activities                             (333,794)       230,150
                                                                    -----------    -----------

Increase in Cash and Cash Equivalents                                (4,113,659)       (42,634)

Cash and cash equivalents at beginning of period                      7,896,072        216,159
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 3,782,413    $   173,525
                                                                    ===========    ===========


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               7



                        WorldWideWeb Institute.com, Inc.
                Consolidated Statements of Cash Flows - Continued
                    Three months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                        Three months  Three months
                                                                           ended         ended
                                                                          June 30,      June 30,
                                                                            2000          1999
                                                                        -----------   -----------
Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                      $    13,125   $      --
                                                                        ===========   ===========
   Income taxes paid (refunded)                                         $      --     $      --
                                                                        ===========   ===========

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
     Settlement of lawsuit with transfer of a patent                    $      --     $    20,000
                                                                        ===========   ===========












The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               8

                        WorldWideWeb Institute.com, Inc.

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

                        WorldWideWeb Institute.com, Inc.

Note A - Basis of Presentation - Continued

On July 11, 2000, the Company signed a letter of intent to merge with SkyBiz International, Ltd., a privately- owned Hamilton Bermuda corporation with operations in Tulsa Oklahoma. SkyBiz International Ltd is in the business of worldwide sales of web sites to first time users, home-based businesses and many other customers in more than 180 countries. On August 18, 2000, the Company discontinued merger discussions with SkyBiz International, Ltd.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2001.

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

During the years ended March 31, 2000 and 1999, and subsequent periods thereto, respectively, the Company has a concentration of revenues related to the production, maintenance and hosting of internet web sites for unrelated third parties. In the event of technological changes, hosting mediums and international network connections; the Company may be at risk for a loss of revenues in future periods, which could have a detrimental effect on the Company's operations. Management is cognizant of the rapid changes in technology for the Internet and is instituting operational changes to offset, if any, negative impact to its revenues as a result of technology, hosting or access technologies.


Note B - Summary of Significant Accounting Policies

1.   Cash and cash equivalents and Currency translations
     ---------------------------------------------------

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

                        WorldWideWeb Institute.com, Inc.

Note B - Summary of Significant Accounting Policies - Continued

1.   Cash and cash equivalents and Currency translations - continued
     ---------------------------------------------------

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

2.   Accounts Receivable and Revenue Recognition
     -------------------------------------------

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

3.   Property and Equipment
     ----------------------

     Property and equipment is recorded at cost and is depreciated on a straight-line basis, over the estimated useful lives (generally 2.5 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

4.   Marketing and customer lists
     ----------------------------

     Marketing and customer lists which are acquired for both internal Company use and for rental and/or licensing to other unrelated entities are capitalized and amortized over a 10 year period using the straight-line method.

5.   Deferred offering costs
     -----------------------

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

                        WorldWideWeb Institute.com, Inc.

Note B - Summary of Significant Accounting Policies - Continued

6.   Income taxes
     ------------

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

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily non-deductible accrued compensation amounts payable to an officer in periods prior to March 31, 1999 and accumulated depreciation and amortization, accrued vacation pay accruals, allowances for bad debts and other similar items with statutory tax treatments per The Internal Revenue Code of 1976, as amended. As of March 31, 2000 and 1999, the deferred tax asset was fully reserved.

7.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 1999, the Company had no outstanding warrants or options. As of June 30, 2000, the Company's outstanding warrants and options were anti-dilutive due to the Company's net operating loss position.

8.   Research and development costs
     ------------------------------

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

                        WorldWideWeb Institute.com, Inc.

Note B - Summary of Significant Accounting Policies - Continued

8.   Research and development costs
     ------------------------------

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

9.   Deferred income
     ---------------

     Revenues, and related direct costs, related to the preparation and maintenance of web sites are deferred until such time that the site is operational (generally 15 working days from inception).

10.  Reclassifications
     -----------------

     Certain Fiscal 1999 amounts have been reclassified to conform to the Fiscal 2000 financial statement presentations.

Note C - Note receivable

The Company has executed a $19,050 note receivable with a related entity. The note, dated March 30, 2000, bears interest at 4.0% and is due on or before July 20, 2002. The note has an outstanding balance of approximately $21,691 at June 30, 2000 and March 31, 2000.

Note D - Advances to related parties

At June 30, 2000 and March 31, 2000, the Company has advanced approximately $170,882 and $579,463 to related entities. These advances are non-interest bearing and are repayable upon demand. The Company holds options to acquire various interests in all of the entities to which advances have been made.

Note E - Investments in other entities

The Company has invested in various related and unrelated entities. A summary of these investments is as follows:

                                                          June 30,     March 31,
                                                            2000         2000
                                                         ----------   ----------
      World Wide Web Institute of Australia Pty Ltd      $        -   $  459,440
      World Wide Web Institute do Brazil Ltda.                    -      617,875
      Internet Sales Products, Inc.                         617,237      601,573
      Teklaunch, Inc.                                       416,185      267,522
      ECCO-Net, Inc.                                        188,508      188,508
      Low Cost Hosting.com, Inc.                            140,003      140,003
      Other                                                  15,381            -
                                                         ----------   ----------

                                                         $1,377,313   $2,274,921
                                                         ==========   ==========

                        WorldWideWeb Institute.com, Inc.

Note E - Investments in other entities - Continued

World Wide Web Institute of Australia Pty Ltd is an Australian corporation engaged in the development, maintenance and hosting of internet web sites for unrelated third party consumers in Australia and the Pacific Rim. This entity is owned 20.0% by the Company and 80.0% by members of the Company's Chairman of the Board's family. This entity conducts business identical to that of the Company. The Company has an option to acquire up to an additional 55.0% of this entity for additional consideration of $200,000. In July 2000, the Company's Board of Directors elected to discontinue all further financial support for this entity and discontinue any effort to acquire this entity as a wholly-owned subsidiary of the Company.

World Wide Institute do Brazil Ltda is a Brazilian corporation engaged in the development, maintenance and hosting of internet web sites for unrelated third party consumers in South America. This entity is owned 20.0% by the Company and 80.0% by other unrelated parties. This entity conducts business identical to that of the Company. The Company has an option to transfer its holdings in this entity to the controlling shareholders or to obtain up to a total of 80.0% of this entity, as defined in the corresponding letter agreements. In July 2000, the Company began negotiations to transfer its ownership in this entity to an unrelated third party, who would then assume all responsibility for all existing and future operations. The Company has accrued approximately $106,000 for obligations which the Company had committed prior to electing to discontinue support to this entity.

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

                        WorldWideWeb Institute.com, Inc.

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


Note G - Due to/from officers and shareholders

As of June 30, 2000 and March 31, 2000, respectively, the Company has a net receivable (payable) from its Chairman of the Board and other former officers, who are also Company shareholders, of approximately $80,531 and $(274,163). These advances are non-interest bearing and are repayable upon demand.



                        WorldWideWeb Institute.com, Inc.

             Notes to Consolidated Financial Statements - Continued


Note H - Income Taxes

The  components of income tax  (benefit)  expense for the periods ended June 30,
2000 and 1999, respectively, are as follows:
                                                                       June 30,        June 30,
                                                                         2000            1999
                                                                     -----------      ----------
                      Federal:
                           Current                                   $         -      $  117,000
                           Deferred                                            -               -
                                                                     -----------      ----------
                                                                               -         117,000
                      State:
                           Current                                             -               -
                           Deferred                                            -               -
                                                                     -----------     -----------
                                                                               -               -
                                                                     -----------     -----------

                           Total                                     $         -     $         -
                                                                     ===========     ===========

As of March 31, 2000, the Company has a net operating loss carryforward of approximately $1,700,000 to offset future taxable income. If not fully utilized, this carryforward will begin to expire in 2020.

The Company's income tax expense for the periods ended June 30, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                       June 30,        June 30,
                                                                         2000            1999
                                                                     -----------     -----------

Statutory rate applied to earnings (loss) before income taxes        $(1,326,911)    $   122,266

Increase (decrease) in income taxes resulting from:
   State income taxes                                                          -               -
   Non-deductible accrued officer compensation                                 -        (187,000)
   Other, including reserves for deferred tax asset                    1,326,911         181,734
                                                                     -----------     -----------

     Income tax expense                                              $         -     $   117,000
                                                                     ===========     ===========




                        WorldWideWeb Institute.com, Inc.

Note I - Income Taxes - Continued

The Company's deferred tax asset as of June 30, 2000 and 1999, respectively, is as follows:

                                               June 30,     March 31,
                                                 2000         2000
                                              ----------   ----------
     Net operating loss carryforwards         $1,327,000   $  578,000
     Valuation allowance                      (1,327,000)    (578,000)
                                              ----------   ----------

     Net deferred tax asset                   $        -   $        -
                                              ==========   ==========

The valuation allowance estimate increased (decreased) by approximately $749,000 for the three months ended June 30, 2000 and approximately $578,000 for the year ended March 31, 2000, respectively. Management is of the opinion that it's valuation estimate is reasonably possible of changing in future periods.


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

In April 2000, the Compamy issued an aggregate 9,400 shares of restricted, unregistered common stock for gross proceeds of approximately $20,900 upon the exercise of 8,400 options to purchase stock at $2.25 per share and the deferred acceptance of a subscription of 1,000 at $2.00 per share.


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

The following table summarizes the status of outstanding warrants as of June 30, 2000:

                                      Warrants       Warrants
                                     originally   outstanding at  Exercise price
                                       issued     June 30, 2000     per share
                                     ----------   --------------  --------------
August 1999 Warrants                  1,000,000      1,000,000          $2.25
December 1999 Warrants                  847,000        557,400          $2.25
January 2000 Replacement Warrants       281,200        281,200          $8.00
Preferred Stock Warrants                350,000        350,000    $4.00 - $11.82
Director Warrants                        20,000         20,000          $8.00
                                      ---------      ---------
     Totals at June 30, 2000          2,498,200      2,208,600
                                      =========      =========

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

                        WorldWideWeb Institute.com, Inc.

Note M - Stock Options - Continued

There were no exercise of any options during the year ended March 31, 2000 and any subsequent interim period thereto. The following table summarizes all vested options granted from July 1999 through June 30, 2000:

                    Options    Options     Options     Options    Exercise price
                    granted   exercised  terminated  outstanding     per share
                   ---------  ---------  ----------  -----------  --------------
Chairman options     400,000          -           -     400,000       $5.00
Officer options       75,000          -      37,500      37,500       $5.00
                   ---------  ---------   ---------   ---------

     Totals        1,200,339          -      37,500     437,500
                   =========  =========   =========   =========

The weighted average exercise price of all issued and outstanding options at June 30, 2000 was $5.00.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed due to the fact that the exercise price of the options was substantially equal to the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at June 30, 2000, respectively.


Note N - Contingencies

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

                        WorldWideWeb Institute.com, Inc.

Note N - Contingencies - Continued

Employment Agreement - continued
--------------------

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

                        WorldWideWeb Institute.com, Inc.

Note N - Contingencies - Continued

Employment Agreement - continued
--------------------

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

Note N - Contingencies - Continued

Litigation - continued
----------

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

                        WorldWideWeb Institute.com, Inc.

Note N - Contingencies - Continued

Placement Agent Agreement
-------------------------

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

Acquisitions
------------

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

On October 1, 1999, the Company exercised its right to purchase 100% of an independent sales marketing affiliate in Toronto, Canada, World Wide Web Institute, Inc. (hereafter referred to as WWW Canada) The Company agreed to convert loans made to WWW Canada in the amount of $844,000, and issued two year options to purchase additional 35,000 common shares to its major shareholder, Max Haroon.

Accordingly the acquisition of WorldWideWeb Institute, Inc. in July 1999, was accounted for pursuant to the requirements of Interpretation #39 of Accounting Principles Board Opinion #16, "Business Combinations", whereby the combination of entities under common control is accounted for on an "as if pooled" basis. The combined financial statements of the Company and its wholly-owned subsidiary became the historical financial statements of the Company as of the first day of the first period presented. The Company will retain its March 31 year end for all future periods.

This interpretation has been applied to WWW Canada even though the Company did not have controlling interest in the Company. Officers of the Company participated on WWW Canada's Board of Directors, and operations were substantially funded by advances from the Company. Accordingly the Company's historical financial statements have been restated to be included in the consolidated financial statements from the Company's inception in November 1998.

(3) Results of Operations, Liquidity and Capital Resources

For the three months ended June 30, 2000, the Company's revenues on a consolidated basis were $726,001 compared to $2,082,553 for the three month period ending June 30, 1999, or a decline of approximately 65%. This reflects the Company's emphasis on eliminating unprofitable product lines, including the "free" six page website package, that required participants to pay for hosting. The Company has discontinued the sale and production of its six page website package in the US primarily because of declining prices for web site production and hosting, and the increased number of alternatives available to its primary target customers - small to medium sized business. The Company expects in future months to derive substantially all of its revenues from other sources, but is likely to experience a significantly lower volume of revenue.

Cost of sales for the three months ended June 30, 2000 were $511.224 compared to $435,696 for the three months ended June 30, 1999. This represented an increase of approximately 17% which was primarily due to higher fixed costs of production attributable to the need for more experienced web design and production personnel. During the quarter, the Company began to make significant staff and overhead reductions, but the benefits of these actions are likely to be felt in subsequent quarters.

Selling, general and administrative expenses for the three months ended June 30, 2000 were $2,336,084 compared to $1,700,251 for the three months ended June 30, 1999, an increase of 37%. General and administrative expenses increased to $1,590,832 for the three months ended June 30, 2000, an increase of more than 113% from the previous year costs of $743,422. The increase was primarily attributable to the following factors: (1) higher management and administrative costs including hiring a new Chief Operating Officer and General manager (2) one-time termination and severance costs incurred as a result of streamlining operations and (3) substantially increased marketing and advertising costs including print media and radio advertising in both the U.S. and Canada.

The loss per share for the three months ended June 30, 2000 was approximately $0.40 per share from operations, compared to $.01 for the previous year, and includes a $0.19 non-recurring write down of investments in foreign sales affiliates. This compares to a profit of $359,606 for the quarter ended June 30, 1999, which also includes a one time accounting gain of $530,000 primarily from settlement of an employment compensation agreement. Such an increase was primarily attributable to the previously mentioned lower levels of revenue, and increases in selling costs and general and administrative expenses.

The Company wrote down approximately $1,768,248 of its investments in its Brazilian sales affiliate and its Australian sales affiliate which the Company expects will be liquidated. The Company discontinued its participation with its Brazilian and Australian subsidiaries because of what management believed were a need for substantially more investment in these affiliates, management issues, and their incompatible with the Company's future direction.

The Company is required under the terms of its March 31, 2000 sale of $11.2 million of Series A convertible preferred stock to file a Form S-3 or other such Registration Statement with the U.S. Securities and Exchange Commission on or before May 16, 2000. The financing terms requires the Company to register at least 3,500,000 shares of the Company's common stock.

In the event the Registration Statement is not effective on or before 210 days after March 31, 2000, the Company shall pay $15,000 per $1,000,000 in Preferred Stock outstanding per month or part of a month that the Registration Statement has not become effective. The payment is to be made in or cash or at the sole option of the holding Investor, common stock at the rate of $4.50 per share. The Company to date has not made such a filing which was mandated to be 45 days after closing or May 16, 2000, since audited numbers had not yet been available, and subsequently, it entered into a letter of intent to merge with SkyBiz International, Ltd.

It is possible that acquisition and merger agreements may delay the effective date of the filings by requiring additional amendments and audited figures from potential acquisition candidates. The Company may thus have some exposure to potentially severe penalties, and intends to discuss the possible relief under these circumstances. Management is unable to forecast what the results of these discussions will be.

The Company's most significant priority is growth through acquisition or merger. The Company during this past quarter began discussions with SkyBiz International Ltd. a privately-held marketer of web sites which subsequent to the end of the quarter has resulted in an agreement in principle to merge with the Company,. On August 18, 2000, the Company discontinued merger discussions. Accordingly, the Company plans to enter into discussions with other possible acquisition or merger candidates. The Company is unable to forecast the results of these discussions at this time.

Internally, the Company intends to focus on Internet marketing services and products, including the sale and management of permission based e-mail and e-fax lists, sale of advertising, and other services which intended to drive traffic to customer web sites. The Company presently owns a data base of more than 20 million fax and e-mail names, which it has acquired and is continuing to develop. Revenue from these sources at the present time is small, but management believes it has the potential to grow substantially.

Management is unable to forecast the revenue levels from these other relatively new sources for the rest of the year, and believes that start up costs may ultimately be higher than originally anticipated. As a result, the Company's revenue levels will be significantly reduced for this current fiscal year, and it will continue to experience substantial losses as commensurate overhead reductions and reallocations are expected to take time.

(4) Liquidity and Capital Resources

For the three months ended June 30, 2000, the Company generated negative cash flows from operations of $2,182,179. This was due to its reduced level of sales while maintaining a significant infrastructure necessary to support its existing customer base with customer service, production and technical support. The majority of this was the write down of $1,768,248 of investments in previously described foreign affiliates.

The Company also invested more than $1,597,686 which included more than $889,488 in the acquisition of marketing and customer lists, and investments in other entities of $565,599 which included Tek Launch.com, Inc. a maker of high end website production facility, and ISPUSA, a provider of software, and website products to the network marketing industry. The Company purchased approximately $142,599 which primarily included high end servers, communications systems and software. The Company does not anticipate increased further capital expenditures for computer and network facilities in future periods. However, at this time, the exact amount, if any to be expended on these facilities can not be predicted.

The company expects that its current day to day operational financial needs will be provided by on-going operations and equity capital. The Company anticipates that the shift in its business model towards Internet marketing services and products will only require modest investment. The Company anticipates that a substantial portion of its present working capital will be expended as additional personnel shifts are made and that there may be additional write downs of its investments in ISPUSA and related entities.

The Company's goal is to achieve profitability through acquisition or merger, and to reduce its operating losses associated with the transition to Internet marketing services and products. If the Company is unsuccessful with these objectives, or if they take significantly longer, the Company may need to do additional financing. It is anticipated that some of these needs would be met through private financing or strategic partnering, although there is no assurance that it will be able do so on a timely or advantageous basis.

Part II - Other Information

Item 1 - Legal Proceedings

   See Notes to Consolidated Financial Statements

Item 2 - Changes in Securities

   In April 2000, the Compamy issued an aggregate 9,400 shares of restricted, unregistered common stock for gross proceeds of approximately $20,900 upon the exercise of 8,400 options to purchase stock at $2.25 per share and the deferred acceptance of a subscription of 1,000 at $2.00 per share.

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       None

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K - None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WorldWideWeb Institute.com, Inc.


August    18   , 2000                                   /s/ Smiley J. Sansoni
       --------                             ------------------------------------
                                                               Smiley J. Sansoni
                                                           Chairman and Director



August    18   , 2000                                   /s/ Ernest D. Chu
       --------                             ------------------------------------
                                                                   Ernest D. Chu
                                            Chief Financial Officer and Director