Form 10-Q
period 2000-09-30
WORLDWIDEWEB INSTITUTE COM INC
filed 2000-11-14
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
---------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                       Commission File Number: 33-40848-A
                                               ----------

                        WorldWideWeb Institute.com, Inc.
        (Exact name of small business issuer as specified in its charter)

           Florida                                         65-0260247
-----------------------------                     ----------------------------
  (State of incorporation)                         (IRS Employer ID Number)

         600 West Hillsboro Blvd., Suite 201, Deerfield Beach, FL 33441
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 428-9321

                           (Issuer's telephone number)

          6245 N. W. 9th Avenue, Ft. Lauderdale FL 33309 (954) 776-8444
         ---------------------------------------------------------------
      (Former Name, Address and Phone Number, if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 3, 2000: 9,778,850
                                          ---------------------------

Transitional Small Business Disclosure Format (check one): YES     NO X
                                                               ---   ---

                        WorldWideWeb Institute.com, Inc.

               Form 10-Q for the Quarter ended September 30, 2000

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         17


Part II - Other Information

  Item 1   Legal Proceedings                                                 18

  Item 2   Changes in Securities                                             18

  Item 3   Defaults Upon Senior Securities                                   18

  Item 4   Submission of Matters to a Vote of Security Holders               18

  Item 5   Other Information                                                 18

  Item 6   Exhibits and Reports on Form 8-K                                  18


Signatures                                                                   18

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
WorldWideWeb Institute.com, Inc.

We have reviewed the accompanying consolidated balance sheets of WorldWideWeb Institute.com, Inc. (a Florida corporation) and Subsidiaries as of September 30, 2000 and the accompanying consolidated statements of operations and comprehensive income for the six and three months ended September 30, 2000 and 1999 and the accompanying consolidated statements of cash flows for the six months ended September 30, 2000. These consolidated financial statements are prepared in accordance with the instructions for Form 10-Q, as issued by the U.
S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

The accompanying balance sheet information as of March 31, 2000 was extracted from the Company's Annual Report on Form 10-K, as restated for the disposition of the Company's Canadian subsidiary during August 2000, and was accompanied by our Report of Independent Certified Public Accountants dated June 26, 2000. We have performed no further audit procedures since that date.

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

                                                           S. W. HATFIELD, CPA
Dallas, Texas
November 3, 2000

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                        WorldWideWeb Institute.com, Inc.
                           Consolidated Balance Sheets
                      September 30, 2000 and March 31, 2000


                                                        (Unaudited)      (Audited)
                                                       September 30,     March 31,
                                                            2000            2000
                                                       ------------    ------------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                            $  1,514,801    $  7,896,072
   Accounts receivable, net of allowance for
     doubtful accounts of $-0-, respectively
       Trade                                                 99,535            --
       Refundable income taxes                              102,280         102,280
       Officers and shareholders                             90,470            --
       Other                                                  8,500           7,963
   Prepaid and other expenses                                24,282          16,579
   Current assets of discontinued operations                   --            15,697
                                                       ------------    ------------

     Total current assets                                 1,839,868       8,038,591
                                                       ------------    ------------


Property and equipment - at cost
   Computer equipment                                       552,423         587,732
   Office equipment, furnishings and other                  131,574         176,094
                                                       ------------    ------------
                                                            683,997         763,826
   Accumulated depreciation                                (164,143)       (168,526)
                                                       ------------    ------------

     Net property and equipment                             519,854         595,300
                                                       ------------    ------------


Other Assets
   Note receivable                                           21,691          21,691
   Software license                                            --            58,983
   Investments in other entities                            708,301       2,274,921
   Marketing and customer lists,
     net of accumulated amortization of
     approximately $64,650 and $20,796, respectively      1,484,828         395,135
   Deferred offering costs                                   18,035          18,035
   Other                                                     53,287           8,287
   Other assets of discontinued operations                     --           701,301
                                                       ------------    ------------

     Total other assets                                   2,286,142       3,478,353
                                                       ------------    ------------

Total Assets                                           $  4,645,864    $ 12,112,244
                                                       ============    ============


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                        WorldWideWeb Institute.com, Inc.
                     Consolidated Balance Sheets - Continued
                      September 30, 2000 and March 31, 2000


                                                          (Unaudited)      (Audited)
                                                         September 30,     March 31,
                                                              2000            2000
                                                         ------------    ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                              $     25,484    $    221,327
   Other accrued liabilities                                  167,796         138,920
   Deferred revenues                                           49,286         292,869
   Due from former officers/shareholders                         --           274,163
   Current liabilities of discontinued operations                --           150,055
                                                         ------------    ------------

     Total current liabilities                                242,566       1,077,334
                                                         ------------    ------------


Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     2,000,000 shares authorized
       Series A - $1,000 stated value
       11,200 shares allocated, issued and outstanding     11,200,000      11,200,000
   Common stock - $0.001 par value 50,000,000
     shares authorized.  9,778,850 and 9,769,450
     issued and outstanding, respectively                       9,779           9,769
   Additional paid-in capital                               2,994,849       2,971,958
   Foreign currency translation adjustment                       --           (58,958)
   Accumulated deficit                                     (9,801,330)     (3,086,959)
                                                         ------------    ------------
                                                            4,403,298      11,035,810
   Stock subscription receivable                                 --              (900)
                                                         ------------    ------------

     Total shareholders' equity                             4,403,298      11,034,910
                                                         ------------    ------------

Total Liabilities and Shareholders' Equity               $  4,645,864    $ 12,112,244
                                                         ============    ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                        WorldWideWeb Institute.com, Inc.
         Consolidated Statements of Operations and Comprehensive Income
             Six and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                          Six months    Six months    Three months   Three months
                                            ended          ended          ended          ended
                                        September 30,  September 30,  September 30,  September 30,
                                             2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
Revenues
   Domestic                              $   716,226    $ 3,585,613    $   253,583    $ 1,839,819
                                         -----------    -----------    -----------    -----------

Cost of Sales, including depreciation
   expenses of approximately $38,839,
   $10,946, $20,180 and $5,982,
   respectively                              748,642        702,973        272,740        403,121
                                         -----------    -----------    -----------    -----------

Gross Profit                                 (32,416)     2,882,640        (19,157)     1,436,698
                                         -----------    -----------    -----------    -----------

Operating Expenses
   Selling expenses                          677,890      1,306,869        140,630        571,130
     Amortization of marketing lists          43,854           --           26,167           --
   General and administrative expenses     2,206,178        980,358        933,701        572,182
   Research and development expenses            --             --             --             --
   Depreciation                               86,846         37,658         45,019         21,504
                                         -----------    -----------    -----------    -----------

     Total operating expenses              3,014,768      2,324,885      1,145,517      1,164,816
                                         -----------    -----------    -----------    -----------

Income (Loss) from operations             (3,047,184)       557,755     (1,164,674)       271,882

Other income (expense)
   Interest and other                        (11,962)          --            1,163           --
   Lawsuit settlement                           --          (20,000)          --             --
   Forgiveness of accrued compensation          --          550,000           --             --
   Loss on abandonment of fixed assets      (119,259)          --         (119,259)          --
   Abandonment of investments
     in other entities                    (3,755,919)          --       (2,387,824)          --
                                         -----------    -----------    -----------    -----------

Income (Loss) before
    provision for income taxes
   and discontinued operations            (6,934,324)     1,087,755     (3,670,594)       271,882

Provision for income taxes                      --         (219,000)          --         (102,000)
                                         -----------    -----------    -----------    -----------

Income (Loss) from
   continuing operations                 $(6,934,324)   $   868,755    $(3,670,594)   $   169,882
                                         ===========    ===========    ===========    ===========


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.




                        WorldWideWeb Institute.com, Inc.
   Consolidated Statements of Operations and Comprehensive Income - Continued
             Six and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                        Six months     Six months   Three months   Three months
                                          ended          ended          ended          ended
                                      September 30,  September 30,  September 30,  September 30
                                           2000           1999           2000           1999
                                       -----------    -----------    -----------    -----------
Income (Loss) from
   continuing operations               $(6,934,324)   $   868,755    $(3,670,594)   $   169,882

Discontinued operations,
   net of income taxes
   Income (Loss) from discontinued
     operations, net of income taxes
     of $-0-, $-0-, $-0- and $-0-,
     respectively                         (638,950)      (275,111)          --           46,156
   Income on disposition, net of
     income taxes of $-0-, $-0-,
     $-0- and $-0-, respectively           858,903           --          858,903           --
                                       -----------    -----------    -----------    -----------

Income (loss) from
   discontinued operations                 219,953       (275,111)       858,903         46,156
                                       -----------    -----------    -----------    -----------

Net Income (Loss)                       (6,714,371)       593,644     (2,811,691)       216,038

Other comprehensive income                    --             --             --             --
                                       -----------    -----------    -----------    -----------

Comprehensive Income (Loss)            $(6,714,371)   $   593,644    $(2,811,691)   $   216,038
                                       ===========    ===========    ===========    ===========

Earnings (Loss) per weighted-average
   share of common stock outstanding
     From continuing operations        $     (0.71)   $      0.11    $     (0.38)   $      0.02
     From discontinued operations             0.02          (0.03)          0.09           0.01
                                       -----------    -----------    -----------    -----------
     Total earnings (loss) per share   $     (0.69)   $      0.08    $     (0.29)   $      0.03
                                       ===========    ===========    ===========    ===========

Weighted-average number
   of common shares outstanding          9,777,272      7,895,594      9,778,850      8,166,196
                                       ===========    ===========    ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                        WorldWideWeb Institute.com, Inc.
                      Consolidated Statements of Cash Flows
                  Six months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                     Six months     Six months
                                                                       ended          ended
                                                                   September 30,  September 30,
                                                                        2000           1999
                                                                    -----------    -----------
Cash Flows from Operating Activities
   Net income (loss)                                                $(6,714,370)   $   593,644
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                    169,539         48,604
       Loss on abandonment of fixed assets                              119,259           --
       Unrealized foreign currency translation adjustment                58,958        (58,874)
       Common stock issued for consulting fees                            2,900         18,000
       Lawsuit settlement paid with transfer of assets                     --           20,000
       Forgiveness of accrued compensation on employment contract          --         (550,000)
       Abandonment of investments in other entities                   3,755,919           --
       Net gain on discontinued operations                             (219,953)          --
       (Increase) Decrease in
         Accounts receivable - trade and other                         (100,072)       (29,863)
         Prepaid expenses and other                                     (52,703)       (22,998)
         Current assets in discontinued operations                         --           (3,522)
       Increase (Decrease) in
         Accounts payable and other accrued liabilities                (166,967)       422,340
         Current liabilities of discontinued operations                    --              533
         Income taxes payable                                              --          (50,750)
         Deferred revenues                                             (243,583)        84,622
                                                                    -----------    -----------
     Net cash provided by operating activities                       (3,391,073)       471,726
                                                                    -----------    -----------

Cash Flows from Investing Activities
   Cash paid for marketing and customer lists                        (1,133,547)          --
   Increases in other assets of discontinued operations                    --         (103,877)
   Cash invested in other entities                                   (1,343,420)    (1,199,548)
   Purchase of property and equipment                                  (169,498)      (191,166)
                                                                    -----------    -----------
     Net cash used in investing activities                           (2,646,465)    (1,494,591)
                                                                    -----------    -----------

Cash Flows from Financing Activities
   Cash advanced by (to) officers and shareholders                     (364,633)       213,192
   Cash received on sale of common stock                                 20,900      1,063,000
   Payments on capital lease payable                                       --           (1,379)
                                                                    -----------    -----------
     Net cash used in financing activities                             (343,733)     1,274,813
                                                                    -----------    -----------

Increase in Cash and Cash Equivalents                                (6,381,271)       251,948
Cash and cash equivalents at beginning of period                      7,896,072        216,159
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 1,514,801    $   468,107
                                                                    ===========    ===========


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                        WorldWideWeb Institute.com, Inc.
                Consolidated Statements of Cash Flows - Continued
                  Six months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                  Six months     Six months
                                                                    ended          ended
                                                                September 30,  September 30,
                                                                     2000             1999
                                                                -------------  -------------
Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                 $ 13,125       $   --
                                                                   ========       ========
   Income taxes paid (refunded)                                    $   --         $269,750
                                                                   ========       ========

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
     Settlement of lawsuit with transfer of a patent               $   --         $ 20,000
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

In the first quarter of Calendar 2000, the Company acquired 100.0% of the issued and outstanding common stock of WorldWideWeb Institute.com, Ltd., a Canadian corporation. The Company and/or it's Florida subsidiary had provided significantly all of the necessary working capital for the Canadian operation and the Florida subsidiary had owned approximately 20.0% of this operation since its 1999 inception. Accordingly, the acquisition of this entity was accounted for on an "as-if-pooled" basis due to the common control of this operation and the related domestic entities. During August 2000, the Company ceased operations within this subsidiary and liquidated all assets and liabilities of the Canadian subsidiary. The operations of this subsidiary are presented in the accompanying financial statements as "discontinued operations".

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

5.   Deferred offering costs
     -----------------------

     The Company completed the process of "going public" through a "reverse acquisition" transaction with a publicly held "shell" company. Deferred public offering costs represent accounting, legal and underwriting costs incurred by the Company pertaining to an anticipated registration statement to be filed with the U. S. Securities and Exchange Commission as required in a transaction selling $11,200,000 in Class A Convertible Preferred Stock on March 31, 2000. These costs will be charged against additional paid-in capital upon successful completion of the registration statement, or charged to expense if the terms and conditions of the Preferred Stock sale are formally modified.

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

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily non-deductible accrued compensation amounts payable to an officer in periods prior to March 31, 1999 and accumulated depreciation and amortization, accrued vacation pay accruals, allowances for bad debts and other similar items with statutory tax treatments per The Internal Revenue Code of 1976, as amended. As of September 30, 2000 and 1999, the deferred tax asset was fully reserved.

7.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1999, the Company had no outstanding warrants or options. As of September 30, 2000, the Company's outstanding warrants and options were anti-dilutive due to the Company's net operating loss position.

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

Note C - Note receivable

The Company has executed a $19,050 note receivable with a related entity. The note, dated March 30, 2000, bears interest at 4.0% and is due on or before July 20, 2002. The note has an outstanding balance of approximately $21,691 at September 30, 2000 and March 31, 2000. Due to the potential for impairment, the Company suspended the accrual of interest on this note, effective April 1, 2000.

Note D - Advances to related parties

At September 30, 2000 and March 31, 2000, the Company has advanced approximately $-0- and $579,463 to related entities. These advances are non-interest bearing and are repayable upon demand. The Company holds options to acquire various interests in all of the entities to which advances have been made. During the second quarter of Fiscal 2001, the Company abandoned all options to acquire these various interests in other entities and charged the advances to operations.

                        WorldWideWeb Institute.com, Inc.

Note E - Investments in other entities

The Company has invested in various related and unrelated entities. A summary of these investments is as follows:

                                                   September 30,  March 31,
                                                       2000         2000
                                                    ----------   ----------
World Wide Web Institute of Australia Pty Ltd       $     --     $  459,440
World Wide Web Institute do Brazil Ltda                   --        617,875
Internet Sales Products, Inc.                             --        601,573
Teklaunch, Inc.                                        466,308      267,522
ECCO-Net, Inc.                                         188,508      188,508
Low Cost Hosting.com, Inc.                                --        140,003
Other                                                   53,485         --
                                                    ----------   ----------

                                                    $  708,301   $2,274,921
                                                    ==========   ==========

World Wide Web Institute of Australia Pty Ltd is an Australian corporation engaged in the development, maintenance and hosting of internet web sites for unrelated third party consumers in Australia and the Pacific Rim. This entity is owned 20.0% by the Company and 80.0% by members of the Company's former Chairman of the Board's family. This entity conducts business identical to that of the Company. The Company has an option to acquire up to an additional 55.0% of this entity for additional consideration of $200,000. In July 2000, the Company's Board of Directors elected to discontinue all further financial support for this entity and discontinue any effort to acquire this entity as a wholly-owned subsidiary of the Company.

World Wide Institute do Brazil Ltda is a Brazilian corporation engaged in the development, maintenance and hosting of internet web sites for unrelated third party consumers in South America. This entity is owned 20.0% by the Company and 80.0% by other unrelated parties. This entity conducts business identical to that of the Company. The Company has an option to transfer its holdings in this entity to the controlling shareholders or to obtain up to a total of 80.0% of this entity, as defined in the corresponding letter agreements. In July 2000, the Company began negotiations to transfer its ownership in this entity to an unrelated third party, who would then assume all responsibility for all existing and future operations. The Company accrued approximately $106,000 for obligations which the Company had committed prior to electing to discontinue support to this entity. During the second quarter of Fiscal 2001, the Company completed the liquidation of its interest in this entity with no further liability or commitments for additional support.

Internet  Sales  Products,  Inc.  is a Florida  corporation  in the  business of network marketing. This entity provides marketing, an administrative organization and product line using the Company's products that will provide customers, on a worldwide basis, the ability to acquire a basic internet web site, hosting and other bundled product services. This entity is owned 20.0% by the Company and 80.0% by a current shareholder and former officer of the Company. The Company has the option to convert any and all advances to and investments in this entity to additional shares of this entity up to a total ownership percentage of 90.0%. The conversion price related to any additional shares is to be determined by an outside third party. During the second quarter of Fiscal 2001, the Company abandoned its interest in this entity and charged it's investment to operations with no further liability or commitments for additional support.

                        WorldWideWeb Institute.com, Inc.

Note E - Investments in other entities - continued

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

Low Cost Hosting.com, Inc. is a Florida corporation in the business of providing unrelated consumers with low cost virtual web site hosting, online site building services, e-commerce capabilities with secured server transaction capability, database integration and related technical support. This entity is owned 25.0% by the Company and 75.0% by an unrelated person. Upon the investment by the Company of approximately $250,000 in either cash or in-kind expenditures on this entity's behalf, the Company will have a 10-year option to acquire the 75.0% of the outstanding shares of this entity that the Company does not own at the sole option of the Company. During the second quarter of Fiscal 2001, the Company abandoned its interest in this entity and charged it's investment to operations with no further liability or commitments for additional support.

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



                        WorldWideWeb Institute.com, Inc.

             Notes to Consolidated Financial Statements - Continued


Note F - Software license

In the event that the employee transfers the Tool into Cross Country Logistics, Inc., the Company is obligated to acquire 100.0% of the issued and outstanding stock of Cross Country Logistics, Inc. for a purchase price of approximately
$600,000 under similar terms, conditions and performance benchmarks as required in the preceding Software Development Agreement.

During the second quarter of Fiscal 2001, the Company abandoned its interest in this software and charged it's investment to operations with no further liability or commitments for additional support.

Note G - Due to/from officers and shareholders

As of September 30, 2000 and March 31, 2000, respectively, the Company has a net receivable (payable) from its Chairman of the Board and other former officers, who are also Company shareholders, of approximately $90,470 and $(274,163).
These advances are non-interest bearing and are repayable upon demand.

Note H - Income Taxes

The components of income tax (benefit)  expense for the periods ended  September
30, 2000 and 1999, respectively, are as follows:

                                         September 30,   September 30,
                                             2000            1999
                                        --------------   -------------
Federal:
     Current                            $         --          $219,000
     Deferred                                     --              --
                                        --------------   -------------
                                                  --           219,000

State:
     Current                                      --              --
     Deferred                                     --              --
                                        --------------   -------------
                                                  --              --
                                        --------------   -------------

     Total                              $         --          $219,000
                                        ==============   =============

As of March 31, 2000, the Company has a net operating loss carryforward of approximately $1,700,000 to offset future taxable income. If not fully utilized, this carryforward will begin to expire in 2020.

The Company's income tax expense for the periods ended September 30, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                           September 30,    September 30,
                                                                               2000             1999
                                                                          --------------   --------------
Statutory rate applied to earnings (loss) before income taxes             $   (2,282,886)  $      276,299
Increase (decrease) in income taxes resulting from:
   State income taxes                                                               --               --
   Non-deductible accrued officer compensation                                      --           (187,000)
   Other, including reserves for deferred tax asset                            2,282,886          129,701
                                                                          --------------   --------------
     Income tax expense                                                   $          -     $      219,000
                                                                          ==============   ==============

                        WorldWideWeb Institute.com, Inc.

Note I - Income Taxes - Continued

The   Company's   deferred  tax  asset  as  of  September  30,  2000  and  1999, respectively, is as follows:

                                                   September 30,   September 30,
                                                       2000           1999
                                                    -----------    -----------
Net operating loss carryforwards                    $ 1,327,000    $   578,000
Valuation allowance                                  (1,327,000)      (578,000)
                                                    -----------    -----------

Net deferred tax asset                              $      --      $      --
                                                    ===========    ===========

The valuation allowance estimate increased (decreased) by approximately $749,000 for the six months ended September 30, 2000 and approximately $578,000 for the year ended March 31, 2000, respectively. Management is of the opinion that it's valuation estimate is reasonably possible of changing in future periods.

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

The underlying common shares are subject to a Registration Rights Agreement whereby the Company is obligated to file a Form S-3 or other such Registration Statement as available with the U. S. Securities and Exchange Commission on or before 45 days after the closing date to register at least 3,500,000 shares of the Company's common stock. In the event the Registration Statement is not effective on or before 210 days after March 31, 2000, the Company shall pay $15,000 per $1,000,000 in Preferred Stock outstanding per month, or part of a month, that the effective date of the Registration Statement is later than the 210th day after March 31, 2000. The payment is to be made in cash or, at the sole option of the holding Investor, common stock at the conversion rate of $4.50 per share. As of September 30, 2000, the required Registration Statement has not been completed or filed. The holder of the Preferred Stock has not assessed any of the stated penalties upon the Company and may defer or suspend the requirement to file the Registration Statement.

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

The following table summarizes the status of outstanding warrants as of September 30, 2000:

                                             Warrants        Warrants
                                            originally    outstanding at    Exercise price
                                              issued    September 30, 2000    per share
                                            ----------  ------------------  --------------
August 1999 Warrants                        1,000,000       1,000,000           $2.25
December 1999 Warrants                        847,000         557,400           $2.25
January 2000 Replacement Warrants             281,200         281,200           $8.00
Preferred Stock Warrants                      350,000         350,000       $4.00 - $11.82
Director Warrants                              20,000          20,000           $8.00
                                            ---------       ---------
     Totals at September 30, 2000           2,498,200       2,208,600
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


                        WorldWideWeb Institute.com, Inc.

Note M - Stock Options - Continued

There were no exercise of any options during the year ended March 31, 2000 and any subsequent interim period thereto. The following table summarizes all vested options granted from July 1999 through September 30, 2000:

                     Options    Options     Options     Options   Exercise price
                     granted   exercised   terminated outstanding    per share
                    ---------  ---------   ---------- -----------  -------------

Chairman options      400,000       --           --       400,000   $      5.00
Officer options        75,000       --         37,500      37,500   $      5.00
                    ---------  ---------    ---------   ---------

     Totals         1,200,339                  --          37,500       437,500
                    =========  =========    =========   =========   ===========

The weighted average exercise price of all issued and outstanding options at September 30, 2000 was $5.00.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed due to the fact that the exercise price of the options was substantially equal to the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at September 30, 2000, respectively.

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

     Second, in WorldWideWeb Institute, Inc. et al., v. Carol Fletcher Hudson, the Company is seeking damages and injunctive relief in connection with Ms. Hudson's breach of a non-compete agreement and non-disclosure agreement. WorldWideWeb Institute, Inc., a Canadian corporation, ("WorldWideWeb Canada"), is seeking a declaration that Ms. Hudson is not entitled to stock in WorldWideWeb Canada because she has failed to perform any duties on behalf of the Company. Defendant has filed a counterclaim alleging that she is entitled to an equity interest in the Company and WorldWideWeb Canada. Ms. Hudson has also raised in her counterclaim a claim for intentional infliction of emotional distress based upon the conduct of an officer of the Company. This action was settled in September 2000 with all findings and damages being assessed against the Company's former Chairman of the Board. The Company incurred no financial impact as a result of the settlement of this action.

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

During the second quarter of Fiscal 2001, the Company abandoned its interest in this software and charged it's investment to operations with no further liability or commitments for additional support.

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

(2)   General

On May 20, 1999, the Company's then majority shareholder, Dr. Howard I. Wertheim, executed a stock purchase agreement where he sold 22,472,634 of the 24,911,165 pre-reverse split shares (2,247,263 of the 2,491,250 post- reverse split shares) of common stock then issued and outstanding to Halter Capital Corporation in a cash transaction. Halter Capital Corporation then became the Company's controlling shareholder.

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

On October 1, 1999, the Company exercised its right to purchase 100% of an independent sales marketing affiliate in Toronto, Canada, World Wide Web Institute, Inc. (hereafter referred to as WWW Canada) The Company agreed to convert advances made to WWW Canada in the amount of $844,000, and issued two year options to purchase additional 35,000 common shares to its major shareholder, Max Haroon.

The Company and/or it's Florida subsidiary had provided significantly all of the necessary working capital for the Canadian operation and the Florida subsidiary had owned approximately 20.0% of WWW Canada since its formation. Further, various officers and directors of the Company had participated on WWW Canada's Board of Directors. Accordingly, the acquisition of this entity was accounted for on an "as-if-pooled" basis due to the common control of this operation and the related domestic entities.

During August 2000, the Company ceased operations within this subsidiary and liquidated all assets and liabilities of the Canadian subsidiary. The operations of this subsidiary are presented in the accompanying financial statements as "discontinued operations".

The  combined   financial   statements  of  the  Company  and  its  wholly-owned
subsidiaries became the historical financial statements of the Company as of the first day of the first period presented.

(3)  Results of Operations

For the six months ended June 30, 2000, the Company's revenues on a consolidated basis were $716,226 compared to $3,585,613 for the six month period ending June 30, 1999, or a decline of approximately 80.0%. This reflects the Company's emphasis on eliminating unprofitable product lines, including the "free" six page website package, that required participants to pay for hosting. The Company expects eventually to discontinue the sale and production of its six page website package in the US primarily because of declining prices for web site production and hosting, and the increased number of alternatives available to its primary target customers - small to medium sized business. The Company expects in future months to derive substantially all of its revenues from other sources, but is likely to experience a significantly lower volume of revenue.

Cost of sales for the six months ended September 30, 2000 were $748,642 compared to $702,973 for the six months ended September 30, 1999. This represented an increase of approximately 6.50% which was primarily due to higher fixed costs of production attributable to the need for more experienced web design and production personnel. During the second quarter, the Company made significant staff and overhead reductions, but the benefits of these actions are likely to be realized in subsequent periods.

Selling, general and administrative expenses for the six months ended September 30, 2000 were $721,744 compared to $1,306,869 for the six months ended September 30, 1999, an decrease of 44.8%. The declines in these costs was directly related to the staff reductions caused by the decision to eliminate the "free" six page website product.

General and administrative expenses increased to $2,206,178 for the six months ended September 30, 2000, an increase of more than 125% from the previous year costs of $980,358. The increase was primarily attributable to the following factors: (1) higher management and administrative costs including hiring a new Chief Operating Officer and General manager and termination and severance costs incurred as a result of streamlining operations.

The Company experienced a Net Loss of $(6,714,371) and a corresponding loss per share for the six months ended September 30, 2000 was approximately $(0.69) per share from operations, compared to $0.08 for the comparable period in the previous year, and includes a $(0.38) non-recurring write down of investments in foreign sales affiliates. This compares to a profit of $593,644 for the six months ended September 30, 1999, which also includes a one time accounting gain of $530,000 primarily from settlement of an employment compensation agreement. The cumulative loss of in Fiscal 2001 is primarily attributable to the previously mentioned lower levels of revenue, and increases in selling costs and general and administrative expenses.

The Company wrote down approximately $3,755,919 of its investments in its Australian and Brazilian sales affiliates and the abandonment of investments in other entities which management deemed to no longer be compatible with its operating plans and the estimated levels of continued support which would be required by the Company.

The Company's most significant priority is growth through acquisition or merger. During the first quarter, the Company began discussions with SkyBiz International Ltd. a privately-held marketer of web sites which subsequent to the end of the quarter has resulted in an agreement in principle to merge with the Company,. On August 18, 2000, the Company discontinued merger discussions. Accordingly, the Company plans to resume discussions with other possible acquisition or merger candidates which had been held in abeyance because of the terms of the SkyBiz Letter of Intent. The Company is unable to forecast the results of these discussions at this time.

Internally, the Company intends to focus on Internet marketing services and products, including the sale and management of permission based e-mail and e-fax lists, sale of advertising, and other services which intended to drive traffic to customer web sites. The Company presently owns a data base of more than 20 million fax and e- mail names, which it has acquired and is continuing to develop. Revenue from these sources at the present time is small, but management believes it has the potential to grow substantially.

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

(4)  Liquidity and Capital Resources

For the six months ended September 30, 2000, the Company generated negative cash flows from operations of $(3,391,073). This was due to its reduced level of sales while maintaining a significant infrastructure necessary to support its existing customer base with customer service, production and technical support.

The Company also invested more than $2,476,967 which included more than $1,133,547 in the acquisition of marketing and customer lists, and investments in other entities of $1,343,420, which were subsequently abandoned and charged to operations during the second quarter of Fiscal 2001. The Company purchased approximately $169,498 which primarily included high end servers, communications systems and software. The Company does not anticipate increased further capital expenditures for computer and network facilities in future periods. However, at this time, the exact amount, if any to be expended on these facilities can not be predicted.

The company expects that its current day to day operational financial needs will be provided by on-going operations and equity capital. The Company anticipates that the shift in its business model towards Internet marketing services and products will only require modest investment.

The Company's goal is to achieve profitability through acquisition or merger, and to reduce its operating losses associated with the transition to Internet marketing services and products. If the Company is unsuccessful with these objectives, or if they take significantly longer, the Company may need to do additional financing. It is anticipated that some of these needs would be met through private financing or strategic partnering, although there is no assurance that it will be able do so on a timely or advantageous basis

Part II - Other Information

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

                                                WorldWideWeb Institute.com, Inc.


November    13   , 2000                                       /s/ Shawn McNamara
         --------                           ------------------------------------
                                                                  Shawn McNamara
                                                         Chief Operating Officer


November    13   , 2000                                  /s/ Marjorie Rubenstein
         --------                           ------------------------------------
                                                             Marjorie Rubenstein
                                                        Chief Accounting Officer