Form 10-Q
period 2000-12-31
WORLDWIDEWEB INSTITUTE COM INC
filed 2001-03-15
CIK 875579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended December 31, 2000

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

                                 (954) 428-9321
                                 --------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 12, 2001: 9,778,850
                                          -------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                        WorldWideWeb Institute.com, Inc.

               Form 10-Q for the Quarter ended December 31, 2000

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
WorldWideWeb Institute.com, Inc.

We have reviewed the accompanying consolidated balance sheets of WorldWideWeb Institute.com, Inc. (a Florida corporation) and Subsidiaries as of December 31, 2000 and the accompanying consolidated statements of operations and comprehensive income for the nine and three months ended December 31, 2000 and 1999 and the accompanying consolidated statements of cash flows for the nine months ended December 31, 2000. These consolidated financial statements are prepared in accordance with the instructions for Form 10-Q, as issued by the U.
S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

                                                       S. W. HATFIELD, CPA
Dallas, Texas
March 12, 2001

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3


                        WorldWideWeb Institute.com, Inc.
                           Consolidated Balance Sheets
                      December 31, 2000 and March 31, 2000


                                                        (Unaudited)      (Audited)
                                                       December 31,      March 31,
                                                            2000            2000
                                                       ------------    ------------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                            $    726,416    $  7,896,072
   Accounts receivable, net of allowance for
     doubtful accounts of $-0-, respectively
       Trade                                                  9,535            --
       Refundable income taxes                              102,280         102,280
       Officers and shareholders                             90,470            --
       Other                                                  3,150           7,963
   Prepaid and other expenses                                18,524          16,579
   Current assets of discontinued operations                   --            15,697
                                                       ------------    ------------

     Total current assets                                   950,375       8,038,591
                                                       ------------    ------------


Property and equipment - at cost
   Computer equipment                                       581,017         587,732
   Office equipment, furnishings and other                  133,448         176,094
                                                       ------------    ------------
                                                            714,465         763,826
   Accumulated depreciation                                (196,731)       (168,526)
                                                       ------------    ------------

     Net property and equipment                             517,734         595,300
                                                       ------------    ------------


Other Assets
   Note receivable                                           21,691          21,691
   Software license                                            --            58,983
   Investments in other entities                            995,661       2,274,921
   Marketing and customer lists,
     net of accumulated amortization of
     approximately $92,145 and $20,796, respectively      1,469,334         395,135
   Deferred offering costs                                   18,035          18,035
   Other                                                     53,287           8,287
   Other assets of discontinued operations                     --           701,301
                                                       ------------    ------------

     Total other assets                                   2,558,008       3,478,353
                                                       ------------    ------------

Total Assets                                           $  4,026,117    $ 12,112,244
                                                       ============    ============


                                  - Continued -


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.


                        WorldWideWeb Institute.com, Inc.
                     Consolidated Balance Sheets - Continued
                      December 31, 2000 and March 31, 2000


                                                          (Unaudited)      (Audited)
                                                         December 31,      March 31,
                                                              2000            2000
                                                         ------------    ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                              $       --      $    221,327
   Other accrued liabilities                                  136,775         138,920
   Deferred revenues                                           41,041         292,869
   Due from former officers/shareholders                         --           274,163
   Current liabilities of discontinued operations                --           150,055
                                                         ------------    ------------

     Total current liabilities                                177,816       1,077,334
                                                         ------------    ------------


Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     2,000,000 shares authorized
       Series A - $1,000 stated value
       11,200 shares allocated, issued and outstanding     11,200,000      11,200,000
   Common stock - $0.001 par value                         50,000,000
     shares authorized.  9,778,850 and 9,769,450
     issued and outstanding, respectively                       9,779           9,769
   Additional paid-in capital                               2,994,849       2,971,958
   Foreign currency translation adjustment                       --           (58,958)
   Accumulated deficit                                    (10,356,327)     (3,086,959)
                                                         ------------    ------------
                                                            3,848,301      11,035,810
   Stock subscription receivable                                 --              (900)
                                                         ------------    ------------

     Total shareholders' equity                             3,848,301      11,034,910
                                                         ------------    ------------

Total Liabilities and Shareholders' Equity               $  4,026,117    $ 12,112,244
                                                         ============    ============





The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.


                        WorldWideWeb Institute.com, Inc.
         Consolidated Statements of Operations and Comprehensive Income
             Nine and Three months ended December 31, 2000 and 1999

                                   (Unaudited)

                                         Nine months    Nine months    Three months   Three months
                                            ended          ended          ended          ended
                                         December 31,   December 31,   December 31,   December 31,
                                             2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
Revenues
   Domestic                              $   764,919    $ 4,736,651    $    48,693    $ 1,151,038
                                         -----------    -----------    -----------    -----------

Cost of Sales, including depreciation
   expenses of approximately $54,340,
   $35,042, $15,501 and $24,096,
   respectively                            1,016,003        988,324        267,361        285,351
                                         -----------    -----------    -----------    -----------

Gross Profit                                (251,084)     3,748,327       (218,668)       865,687
                                         -----------    -----------    -----------    -----------

Operating Expenses
   Selling expenses                          776,337      1,873,722        125,941        566,853
     Amortization of marketing lists          71,348           --           27,494           --
   General and administrative expenses     2,378,993      1,704,178        172,815        723,820
   Research and development expenses            --             --             --             --
   Depreciation                              103,668         30,294         16,822         (7,364)
                                         -----------    -----------    -----------    -----------

     Total operating expenses              3,330,346      3,608,194        315,578      1,283,309
                                         -----------    -----------    -----------    -----------

Income (Loss) from operations             (3,581,430)       140,133       (534,246)      (417,622)

Other income (expense)
   Interest and other                        (32,713)          --          (20,751)          --
   Lawsuit settlement                           --          (20,000)          --             --
   Forgiveness of accrued compensation          --          550,000           --             --
   Loss on abandonment of fixed assets      (119,259)          --             --             --
   Abandonment of investments
     in other entities                    (3,755,919)          --             --             --
                                         -----------    -----------    -----------    -----------

Income (Loss) before
    provision for income taxes
   and discontinued operations            (7,489,321)       670,133       (554,997)      (417,622)

Provision for income taxes                      --          (61,959)          --          157,041
                                         -----------    -----------    -----------    -----------

Income (Loss) from
   continuing operations                 $(7,489,321)   $   608,174    $  (554,997)   $  (260,581)
                                         ===========    ===========    ===========    ===========


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.


                        WorldWideWeb Institute.com, Inc.
   Consolidated Statements of Operations and Comprehensive Income - Continued
             Nine and Three months ended December 31, 2000 and 1999

                                   (Unaudited)

                                       Nine months    Nine months    Three months   Three months
                                          ended          ended          ended          ended
                                       December 31,   December 31,   December 31,   December 31,
                                           2000           1999           2000           1999
                                       -----------    -----------    -----------    -----------
Income (Loss) from
   continuing operations               $(7,489,321)   $   608,174    $  (554,997)   $  (260,581)

Discontinued operations,
   net of income taxes
   Income (Loss) from discontinued
     operations, net of income taxes
     of $-0-, $-0-, $-0- and $-0-,
     respectively                         (638,950)      (759,109)          --         (483,998)
   Income on disposition, net of
     income taxes of $-0-, $-0-,
     $-0- and $-0-, respectively           858,903           --             --             --
                                       -----------    -----------    -----------    -----------

Income (loss) from
   discontinued operations                 219,953       (759,109)          --         (483,998)
                                       -----------    -----------    -----------    -----------

Net Income (Loss)                       (7,269,368)      (150,935)      (554,997)      (744,579)

Other comprehensive income                    --             --             --             --
                                       -----------    -----------    -----------    -----------

Comprehensive Income (Loss)            $(7,269,368)   $  (150,935)   $  (554,997)   $  (744,579)
                                       ===========    ===========    ===========    ===========

Earnings (Loss) per weighted-average
   share of common stock outstanding
     From continuing operations        $     (0.74)   $      0.11    $     (0.06)   $     (0.03)
     From discontinued operations             0.02          (0.09)          --            (0.05)
                                       -----------    -----------    -----------    -----------
     Total earnings (loss) per share   $     (0.72)   $      0.02    $     (0.06)   $     (0.08)
                                       ===========    ===========    ===========    ===========

Weighted-average number

   of common shares outstanding          9,777,800      8,236,426      9,778,850      8,914,386
                                       ===========    ===========    ===========    ===========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.



                        WorldWideWeb Institute.com, Inc.
                      Consolidated Statements of Cash Flows
                  Nine months ended December 31, 2000 and 1999

                                   (Unaudited)

                                                                            Nine months    Nine months
                                                                               ended          ended
                                                                            December 31,   December 31,
                                                                                2000           1999
                                                                            -----------    -----------
Cash Flows from Operating Activities
   Net income (loss)                                                        $(7,269,367)   $  (150,935)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                            229,357         65,336
       Loss on abandonment of fixed assets                                      119,259           --
       Unrealized foreign currency translation adjustment                        58,958        (90,222)
       Common stock issued for consulting fees                                    2,900         18,000
       Lawsuit settlement paid with transfer of assets                             --           20,000
       Forgiveness of accrued compensation on employment contract                  --         (550,000)
       Abandonment of investments in other entities                           3,755,919           --
       Net gain on discontinued operations                                     (219,953)          --
       (Increase) Decrease in
         Accounts receivable - trade and other                                   (1,572)       (28,251)
         Prepaid expenses and other                                             (46,945)       119,577
         Current assets in discontinued operations                                 --           (3,639)
       Increase (Decrease) in
         Accounts payable and other accrued liabilities                        (223,472)       485,031
         Current liabilities of discontinued operations                            --           33,937
         Income taxes payable                                                      --           62,257
         Deferred revenues                                                     (251,828)       (54,831)
                                                                            -----------    -----------
     Net cash provided by operating activities                               (3,846,744)       (73,740)
                                                                            -----------    -----------

Cash Flows from Investing Activities
   Cash paid for marketing and customer lists                                (1,145,548)          --
   Increases in other assets of discontinued operations                            --         (144,716)
   Cash invested in other entities                                           (1,630,780)    (2,041,474)
   Purchase of property and equipment                                          (199,701)      (357,212)
                                                                            -----------    -----------
     Net cash used in investing activities                                   (2,976,029)    (2,543,402)
                                                                            -----------    -----------

Cash Flows from Financing Activities
   Cash advanced by (to) officers and shareholders                             (367,783)       422,812
   Cash received on sale of common stock                                         20,900      2,169,000
   Payments on capital lease payable                                               --           (1,379)
                                                                            -----------    -----------
     Net cash used in financing activities                                     (346,883)     2,590,433
                                                                            -----------    -----------

Increase in Cash and Cash Equivalents                                        (7,169,656)       (26,709)
Cash and cash equivalents at beginning of period                              7,896,072        216,159
                                                                            -----------    -----------

Cash and cash equivalents at end of period                                  $   726,416    $   189,450
                                                                            ===========    ===========


                                  - Continued -


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.


                        WorldWideWeb Institute.com, Inc.
                Consolidated Statements of Cash Flows - Continued
                  Nine months ended December 31, 2000 and 1999

                                   (Unaudited)

                                                             Nine months    Nine months
                                                                ended          ended
                                                             December 31,   December 31,
                                                                  2000           1999
                                                             ------------   ------------
Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     13,125   $       --
                                                             ============   ============
   Income taxes paid (refunded)                              $       --     $       (269)
                                                             ============   ============

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
     Settlement of lawsuit with transfer of a patent         $       --     $     20,000
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

                        WorldWideWeb Institute.com, Inc.

Note A - Basis of Presentation - Continued

On July 11, 2000, the Company signed a letter of intent to merge with SkyBiz International, Ltd., a privately-owned Hamilton Bermuda corporation with operations in Tulsa Oklahoma. SkyBiz International Ltd is in the business of worldwide sales of web sites to first time users, home-based businesses and many other customers in more than 180 countries. On August 18, 2000, the Company discontinued merger discussions with SkyBiz International, Ltd.

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

     The Company's Canadian subsidiary filed, as necessary, separate income tax returns and corporate reports with the appropriate Canadian authorities.

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily non-deductible accrued compensation amounts payable to an officer in periods prior to March 31, 1999 and accumulated depreciation and amortization, accrued vacation pay accruals, allowances for bad debts and other similar items with statutory tax treatments per The Internal Revenue Code of 1976, as amended. As of December 31, 2000 and 1999, the deferred tax asset was fully reserved.

7.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1999, the Company had no outstanding warrants or options. As of December 31, 2000, the Company's outstanding warrants and options were anti-dilutive due to the Company's net operating loss position.

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

Note C - Note receivable

The Company has executed a $19,050 note receivable with a related entity. The note, dated March 30, 2000, bears interest at 4.0% and is due on or before July 20, 2002. The note has an outstanding balance of approximately $21,691 at December 31, 2000 and March 31, 2000. Due to the potential for impairment, the Company suspended the accrual of interest on this note, effective April 1, 2000.

Note D - Advances to related parties

At December 31, 2000 and March 31, 2000, the Company has advanced approximately $-0- and $579,463 to related entities. These advances are non-interest bearing and are repayable upon demand. The Company holds options to acquire various interests in all of the entities to which advances have been made. During the second quarter of Fiscal 2001, the Company abandoned all options to acquire these various interests in other entities and charged the advances to operations.

                        WorldWideWeb Institute.com, Inc.

Note E - Investments in other entities

The Company has invested in various related and unrelated entities. A summary of these investments is as follows:

                                                   December 31,     March 31,
                                                        2000           2000
                                                   ------------   ------------
  World Wide Web Institute of Australia Pty Ltd    $          -   $    459,440
  World Wide Web Institute do Brazil Ltda.                    -        617,875
  Internet Sales Products, Inc.                               -        601,573
  Teklaunch, Inc.                                       577,740        267,522
  ECCO-Net, Inc.                                        188,508        188,508
  Low Cost Hosting.com, Inc.                                  -        140,003
  Other                                                 229,413              -
                                                   ------------   ------------

                                                   $    995,661   $  2,274,921
                                                   ============   ============

World Wide Web Institute of Australia Pty Ltd is an Australian corporation engaged in the development, maintenance and hosting of internet web sites for unrelated third party consumers in Australia and the Pacific Rim. This entity is owned 20.0% by the Company and 80.0% by members of the Company's former Chairman of the Board's family. This entity conducts business identical to that of the Company. The Company has an option to acquire up to an additional 55.0% of this entity for additional consideration of $200,000. In July 2000, the Company's Board of Directors elected to discontinue all further financial support for this entity and discontinue any effort to acquire this entity as a wholly- owned subsidiary of the Company.

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

                        WorldWideWeb Institute.com, Inc.

Note E - Investments in other entities - continued

Teklaunch, Inc. is a Florida corporation in the internet solutions business, including web site design and hosting, e- commerce and internet business consulting. This entity is owned 20.0% by the Company and 80.0% by other unrelated persons. In April 2000, the Company and Teklaunch, Inc. executed a Stock Purchase Agreement whereby the Company was to acquire an additional 16.0% (for a total ownership of approximately 36.0%) in this entity for the payment of approximately $500,000 in cash or in-kind expenditures by the Company on Teklaunch's behalf and to acquire an additional 48.0% (for a total ownership of approximately 84.0%) in this entity for an additional payment of approximately $100,000 in cash or in-kind expenditures on this entity's behalf.

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

Note G - Due to/from officers and shareholders

As of December 31, 2000 and March 31, 2000, respectively, the Company has a net receivable (payable) from its Chairman of the Board and other former officers, who are also Company shareholders, of approximately $90,470 and $(274,163).
These advances are non-interest bearing and are repayable upon demand.

Note H - Income Taxes

The  components of income tax (benefit)  expense for the periods ended  December
31, 2000 and 1999, respectively, are as follows:

                                                                September 30,  September 30,
                                                                     2000           1999
                                                                ------------   ------------
                      Federal:
                           Current                              $          -   $    219,000
                           Deferred                                        -              -
                                                                ------------   ------------
                                                                           -        219,000

                      State:
                           Current                                         -              -
                           Deferred                                        -              -
                                                                ------------   ------------
                                                                           -              -
                                                                ------------   ------------

                           Total                                $          -   $    219,000
                                                                ============   ============

As of March 31, 2000, the Company has a net operating loss carryforward of approximately $1,700,000 to offset future taxable income. If not fully utilized, this carryforward will begin to expire in 2020.

The Company's income tax expense for the periods ended December 31, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                December 31,   December 31,
                                                                    2000          1999
                                                                ------------   ------------

Statutory rate applied to earnings (loss) before income taxes   $ (2,546,028)  $    (51,317)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                      -              -
   Non-deductible accrued officer compensation                             -       (187,000)
   Other, including reserves for deferred tax asset                2,546,028        176,358
                                                                ------------   ------------
     Income tax expense                                         $          -   $     61,959
                                                                ============   ============


                        WorldWideWeb Institute.com, Inc.

Note I - Income Taxes - Continued

The Company's deferred tax asset as of December 31, 2000 and 1999, respectively, is as follows:

                                              December 31,   December 31,
                                                   2000           1999
                                              ------------   ------------
     Net operating loss carryforwards         $  1,327,000   $    578,000
     Valuation allowance                        (1,327,000)      (578,000)
                                              ------------   ------------

     Net deferred tax asset                   $          -   $          -
                                              ============   ============

The valuation allowance estimate increased (decreased) by approximately $749,000 for the nine months ended December 31, 2000 and approximately $578,000 for the year ended March 31, 2000, respectively. Management is of the opinion that it's valuation estimate is reasonably possible of changing in future periods.

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

On April 1, 1999, the Company issued 18,000,000 pre-reverse split shares (1,800,000 post-reverse split shares) of unregistered, restricted common stock to its former President in settlement of a consulting contract for providing various services to the Company in preserving the corporate entity during preceding years. This transaction was valued at approximately $18,000, which approximates the "fair value" of the common stock issued and the agreed-upon value of the services rendered.

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

The following table summarizes the status of outstanding warrants as of December 31, 2000:

                                     Warrants       Warrants
                                    originally   outstanding at   Exercise price
                                      issued   September 30, 2000    per share
                                    ---------- ------------------ --------------

August 1999 Warrants                 1,000,000      1,000,000         $2.25
December 1999 Warrants                 847,000        557,400         $2.25
January 2000 Replacement Warrants      281,200        281,200         $8.00
Preferred Stock Warrants               350,000        350,000     $4.00 - $11.82
Director Warrants                       20,000         20,000         $8.00
                                    ----------    -----------
     Totals at December 31, 2000     2,498,200      2,208,600
                                    ==========    ===========

Note M - Stock Options

In July 1999, the Company granted options to purchase 450,000 shares of the Company's stock to its Chairman and controlling shareholder at an exercise price of $5.00 per share, which approximated the closing price of the Company's stock on the date of issuance, as amended by the Company's Board of Directors in October 1999. The options vest pro- rata over a four-year period and are exercisable at the anniversary date of the original July 1999 grant.

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

                        WorldWideWeb Institute.com, Inc.

Note M - Stock Options - Continued

There were no exercise of any options during the year ended March 31, 2000 and any subsequent interim period thereto. The following table summarizes all vested options granted from July 1999 through December 31, 2000:

                    Options    Options     Options     Options    Exercise price
                    granted   exercised  terminated  outstanding     per share
                   ---------  ---------  ----------  -----------  --------------

Chairman options     400,000          -           -      400,000       $5.00
Officer options       75,000          -      37,500       37,500       $5.00
                   ---------  ---------  ----------  -----------

     Totals        1,200,339          -      37,500      437,500
                   =========  =========  ==========  ===========

The weighted average exercise price of all issued and outstanding options at December 31, 2000 was $5.00.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed due to the fact that the exercise price of the options was substantially equal to the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at December 31, 2000, respectively.

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

On June 10, 1999, effective June 1, 1999, the Company entered into an Employment Agreement (Agreement) with an individual to serve as the Company's Chief Executive Officer and President (CEO). The Agreement is for a term of five (5) years and provides the CEO with an annual base salary of $250,000. The CEO may also be paid a bonus equal to 25.0% of base salary for the period beginning with the execution of the Agreement through March 31, 2004. The CEO is guaranteed a minimum bonus of $50,000 for term of the Agreement and is subject to mutually agreed-upon performance criteria. Further, the CEO is authorized to execute life insurance policies on his own life in the amount of $1,600,000 and the Company is responsible for the payment of premiums of said policies with these payments being additional compensation to the CEO. This Agreement terminates automatically upon either the death of the CEO or the CEO's voluntary separation from the Company. In the event that the Company dismisses the CEO, the Company is obligated to pay a lump sum severance equal to one year's base salary to the CEO for full and complete settlement of the Agreement. This individual resigned in August 2000 and the Company has no further obligations under this Agreement.

Effective April 4, 1999, the Company entered into a Letter Agreement with an individual to serve as the Company's Chief Financial Officer (CFO). The Letter Agreement requires a base salary of $10,000 per month and may be terminated by the Company upon 60 days written notice. In the event that the Company's CFO is terminated, the Company is obligated to pay the CFO a severance equal to the base salary at the rate of one (1) week for each month served between April 1999 and the month of termination to a maximum of 16 weeks. Said payment is due upon the first (1st) day of the month subsequent to the termination. Additionally, the Company, upon notice of termination, is obligated to issue the CFO a Stock Purchase Warrant to purchase up to 40,000 restricted, unregistered common stock at a price equal to the average of the closing bid price of the Company's common stock over the previous 10 trading days. Such Warrant shall contain a cash-less exercise provision, no vesting conditions and piggyback registration rights. Further, the Company has agreed, in the event of termination, to contemporaneously execute, upon termination, a consulting contract with the CFO whereby the CFO will be retained as a consultant and Director to the Company for the succeeding 12 month period at a minimum rate of $5,000 per month, beginning on the date that his severance compensation ceases. This individual resigned in August 2000 and the Company has no further obligations under this Agreement.

                        WorldWideWeb Institute.com, Inc.

Note N - Contingencies - Continued

Employment Agreement - continued
--------------------

Effective March 6, 2000, the Company entered into an Employment Agreement with an individual to serve as the Company's Chief Operating Officer and Executive Vice President (COO). On April 19, 2000, the parties modified this agreement to provide for a base salary of $150,000 per year and an annual performance bonus of up to 50.0% of the base salary with a guaranteed bonus of $45,000 payable in January 2001. The COO was granted the option to purchase up to 10,000 shares of the Company's common stock from the Company's Chairman at a price of $1.50 per share. This option expires on March 4, 2003 and 50.0% vests in June 2000 and the remainder vests on the first anniversary date of this agreement. Further, the COO was granted options to purchase up to 90,000 shares of the Company's common stock at a price of $8.00 per share (as repriced on April 28, 2000). These options expire on the seventh (7th) anniversary date of this agreement and vest over a three year period, commencing on March 15, 2001. In the event that the average price of the Company's common stock, as quoted, drop below $8.00 (as repriced on April 28, 2000) for a period of more than six months, these options will be canceled and replaced with identical options with an exercise price equal to the then prevailing market price. This individual resigned in September 2000 and the Company has no further obligations under this Agreement.

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

The Company is involved in two other action other actions:

In Zanett Lombardier Master Fund L.P. v WorldWideWeb Institute, et al, the plaintiff seeks recovery of monies in Connection with the Company's alleged misleading statements and documents in connection with a stock purchase in March 2000 (See note J). The Suit seeks rescission of the transaction, return of all monies invested, along with interest and damages in excess of $10,000,000.00. The company cannot predict the probability of any outcome in the lawsuit.

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

Acquisitions
------------

On March 28, 2000, the Company entered into a Stock Purchase Agreement to acquire 100.0% of the issued and outstanding stock of Cross Country Logistics, Inc. from its sole shareholder, who is also an employee of the Company. The sole asset of Cross Country Logistics, Inc. is the assignment of ownership of an automated macro-driven web site building tool (Tool) with a pending patent application. The Company has incurred certain direct costs on the employee's behalf related to the development of the Tool. In addition to the allocated costs of development incurred by the Company on the employee's and/or Cross Country Logistics, Inc.'s behalf, the Company will pay an aggregate purchase price of $600,000 as follows: 1) $100,000 cash payable in installments as set forth in the Stock Purchase Agreement and 2) 50,000 shares of the Company's restricted, unregistered common stock to be issued as set forth in the Stock Purchase Agreement. This transaction closed subsequent to March 31, 2000.

During the second quarter of Fiscal 2001, the Company abandoned its interest in this software and charged it's investment to operations with no further liability or commitments for additional support.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward- looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

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

(3)  Results of Operations

For the nine months ended December 31, 2000, the Company's revenues on a consolidated basis were $764,919 compared to $4,736,651 for the nine month period ending December 31, 1999, or a decline of approximately 83.9%. This reflects the Company's emphasis on eliminating unprofitable product lines, including the "free" six page website package, that required participants to pay for hosting. The Company expects eventually to discontinue the sale and production of its six page website package in the US primarily because of declining prices for web site production and hosting, and the increased number of alternatives available to its primary target customers - small to medium sized business. The Company expects in future months to derive substantially all of its revenues from other sources, but is likely to experience a significantly lower volume of revenue.

Cost of sales for the nine months ended December 31, 2000 were $1,016,003 compared to $988,324 for the nine months ended December 31, 1999. This represented an increase of approximately 2.80% which was primarily due to higher fixed costs of production attributable to the need for more experienced web design and production personnel. During the second and third quarter of Fiscal 2001 (year ending March 31, 2001), the Company made significant staff and overhead reductions, but the benefits of these actions are likely to be realized in subsequent periods.

Selling expenses for the nine months ended December 31, 2000 were $776,337, exclusive of amortization of customer lists, compared to $1,873,722 for the nine months ended December 31, 1999, a decrease of 58.60%. The declines in these costs was directly related to the staff reductions caused by the decision to eliminate the "free" six page website product.

General and administrative expenses increased to $2,378,993 for the nine months ended December 31, 2000, an increase of more than 135.0% from the previous year costs of $1,704,178. The increase was primarily attributable to the following factors: (1) higher management and administrative costs including hiring a new Chief Operating Officer and General manager and termination and severance costs incurred as a result of streamlining operations.

The Company experienced a Net Loss of $(7,489,321) and a corresponding loss per share for the nine months ended December 31, 2000 of approximately $(0.74) per share from operations, compared to $0.11 for the comparable period in the previous year, and includes a $(0.38) non-recurring write down of investments in foreign sales affiliates. This compares to a Net Loss of $(554,997) for the nine months ended December 31, 1999, which also includes a one time accounting gain of $530,000 primarily from settlement of an employment compensation agreement. The cumulative loss of in Fiscal 2001 is primarily attributable to the previously mentioned lower levels of revenue, and increases in selling costs and general and administrative expenses.

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

(4)  Liquidity and Capital Resources

For the nine months ended December 31, 2000, the Company generated negative cash flows from operations of $(3,846,744). This was due to its reduced level of sales while maintaining a significant infrastructure necessary to support its existing customer base with customer service, production and technical support.

The Company also invested more than $2,976,029 which included more than $1,145,548 in the acquisition of marketing and customer lists, and investments in other entities of $1,630,780, which were subsequently abandoned and charged to operations during the second quarter of Fiscal 2001. The Company purchased approximately $199,701 which primarily included high end servers, communications systems and software. The Company does not anticipate increased further capital expenditures for computer and network facilities in future periods. However, at this time, the exact amount, if any to be expended on these facilities can not be predicted.

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

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

On November 11, 2000, Smiley Sansoni, the Chairman of the Board of Directors of WorldWideWeb Institute.com, Inc. (Company) entered into a settlement agreement with the Company. Effective October 31, 2000, Mr. Sansoni resigned as an officer and director of the Company. He is no longer affiliated with the Company.

This settlement agreement, which was effective as of October 31, 2000, provides that Mr. Sansoni shall return to the Company's treasury, the greater of 3,114,000 shares of Common Stock of the Company or an amount of shares that reduces the interest in the Company held by Mr. Sansoni, his assignees and relatives to an aggregate of 600,000 shares. Of the 600,000 shares held by Mr. Sansoni, 235,000 shall be held in escrow for up to 18 months for resolution of certain contingencies. In addition, the remaining shares held by Mr. Sansoni shall be subject to resale restrictions until August 2003.

Upon the execution of the settlement agreement, Mr. Sansoni received $60,000, of which $30,000 were paid upon signing of the settlement agreement. The remaining $30,000 shall remain in escrow for up to 12 months as possible payment for settlement expenses relating to potential litigation and other third party claims.

Item 6 - Exhibits and Reports on Form 8-K

   Exhibit 27 - Financial Data Schedule
   Reports on Form 8-K

     November 8, 2000 -       Announcement of a Settlement Agreement with Smiley
                              Sansoni, former Chairman of the Board of Directors of the Company

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WorldWideWeb Institute.com, Inc.

March    14   , 2000                                          /s/ Shawn McNamara
      --------                             -------------------------------------
                                                                  Shawn McNamara
                                                         Chief Operating Officer
                                                    and Chief Accounting Officer